Form 10-K
period 2022-06-30
TREASURE GLOBAL INC
filed 2022-12-05
CIK 1905956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-4147

Treasure Global Inc
(Exact name of registrant as specified in its charter)

Delaware	36-4965082
( State or other jurisdiction of incorporation or organization )	( I.R.S. Employer Identification No. )

276 5th Avenue, Suite 704 #739,
New York, New York 10001
+6012 643 7688
(
Address, including zip code, of registrant's principal executive offices and telephone number, including area code
)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TGL	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:
☐
     No:
☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:
☐
     No:
☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:
☒
     No:
☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
     No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Co	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes:
☐
    No:
☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares outstanding of the Registrant's common stock, par value $0.00001 per share, on
De
cember 1
, 2022 was
17,288,116
.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Annual Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

•	Our ability to effectively operate our business segments;

•	Our ability to manage our research, development, expansion, growth and operating expenses;

•	Our ability to evaluate and measure our business, prospects and performance metrics;

•	Our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

•	Our ability to respond and adapt to changes in technology and customer behavior;

•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and;

•	Other factors (including the risks contained in the section of this Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to the “Company,” “TGI,” the “registrant,” “we,” “our,” or “us” in this Annual Report mean Treasure Global Inc. and its subsidiary are to the combined business of Treasure Global Inc. and its consolidated subsidiary.

This Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2022 and 2021. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All financial information in this Report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in
Item 1A: Risk Factors
in this Annual Report. These risks include, among others, that:

•	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;
•	If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations;
•	None of our material contracts are long term and if not renewed could have a material adverse effect on our business;
•
We rely on email, internet search engines and application marketplaces to drive traffic to our ZCITY platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our ZCITY platform could decline and our business would be adversely affected;

•
The ecommerce market is highly competitive and if the Company does not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis our business could be adversely affected;

•	The market for our ZCITY platform is new and unproven;
•
If we are unable to expand our systems or develop or acquire technologies to accommodate increased volume or an increased variety of operating systems, networks and devices broadly used in the marketplace our ZCITY platform could be impaired;

•
As we increase our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations;

•	The Company’s failure to successfully market its ZCITY platform could result in adverse financial consequences;
•	The Company may not be able to successfully develop and promote new products or services which could result in adverse financial consequences;
•	A decline in the demand for goods and services of the merchants included in the ZCITY platform could result in adverse financial consequences;
•	The effective operation of the Company’s ZCITY platform is dependent on technical infrastructure and certain third-party service providers;
•	There is no assurance that the Company will be profitable;
•	Illegal use of our ZCITY platform could result in adverse consequences to the Company;
•
Malaysia is experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability;

•	The economy of Malaysia in general might not grow as quickly as expected, which could adversely affect our revenues and business prospects;
•	Fluctuations in exchange rates in the Malaysian Ringgit could adversely affect our business and the value of our securities;
•	Regulation of gift cards or “E-vouchers” could have adverse consequences on our business;
•	Litigation is costly and time consuming and could have a material adverse effect our business, results or operations and reputation;
•	Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt;
•	We face potential liability and expense for legal claims based on the content on our Platform;
•	Our intellectual property rights may be inadequate to protect us against protect us others claiming violations of their proprietary rights and the cost of enforcement could be significant;
•	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets;
•	Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us;

1

•
We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors;

•
The elimination of personal liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses;

•	We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

PART I

Item 1. Business

Our Mission

Our mission is to bring together the worlds of online e-commerce and offline physical retailers; widening consumer choice and rewarding loyalty, while sustaining and enhancing our earning potential.

Our Company

We have created an innovative online-to-offline (“O2O”) e-commerce platform business model offering consumers and merchants instant rebates and affiliate cashback programs, while providing a seamless e-payment solution with rebates in both e-commerce (i.e., online) and physical retailers/merchant (i.e., offline) settings.

Our proprietary product is an internet application (or “App”) branded “ZCITY App”, which was developed through our wholly owned subsidiary, Gem Reward Sdn. Bhd. (“GEM”). The ZCITY App was successfully launched in Malaysia in June 2020. GEM is equipped with the know-how and expertise to develop additional/add-on technology-based products and services to complement the ZCITY App, thereby growing its reach and user base.

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and payment gateway platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan.

As of December 5, 2022, we had over  2,312,114 registered users and over 1,998 registered merchants.

Corporate Structure

T
reasure Global, Inc. is a Delaware corporation that was incorporated on March 20, 2020. We issued 10,000,000 shares to Kok  Pin “Darren” Tan, our founder and former Chief Executive Officer on July 1, 2020, who as a result became our sole shareholder. As of
December 5
, 2022, we had a total of   92 full time employees.

Gem Reward Sdn. Bhd. (“GEM”), a Malaysia private limited company was incorporated on June 6, 2017. Prior to the incorporation of GEM, Kok Pin “Darren” Tan entered into a Beneficial Shareholding Agreement (“Beneficial Shareholding Agreement 1”) with two individuals, one of which is a vice president of the Company (the “Initial GEM Shareholders”), which provided for the Initial Shareholders to hold the GEM shares issued to them in equal amounts and for the sole benefit of Kok Pin “Darren” Tan and provided Kok Pin “Darren” Tan with control over the voting and disposition over such shares as well as control over the issuance of additional GEM shares in consideration for equity in a company that had not been determined on the date of Beneficial Shareholding Agreement 1. On November 10, 2020, Kok Pin “Darren” Tan instructed the Initial GEM Shareholders to issue 1 million additional GEM shares to shares to Chong  Chan “Sam” Teo, currently our Chief Executive Officer, and as a result each Initial GEM Shareholder and Chong Chan “Sam” Teo held 1 million shares of GEM. On November 10, 2020 Chong Chan “Sam” Teo entered into a Beneficial Shareholding Agreement with Kok Pin “Darren” Tan with terms similar to Beneficial Shareholding Agreement 1 (“Beneficial Shareholding Agreement 2” and together with the Beneficial Shareholding Agreement 1, “Beneficial Shareholding Agreements”). As a result of Kok Pin “Darren” Tan’s 100% ownership of our common stock and the Beneficial Shareholding Agreements, TGI and GEM were both under the sole control of Kok Pin “Darren” Tan.

TGI and GEM were reorganized into a parent subsidiary structure pursuant to a Share Swap Agreement, dated March 11, 2021, as amended on March 11, 2021 among TGI, the Initial GEM Shareholders and Chong Chan “Sam” Teo (the “Share Swap Agreement”), in which TGI exchanged 321,585 shares of its common stock (the “Swap Shares”) for all equity of GEM. Pursuant to the Share Swap Agreement, the purchase and sale of the Swap Shares was completed on March 11, 2021, but the issuance of the Swap Shares did not occur until October 27, 2021 when TGI amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the Swap Shares. As a result of the Share Swap Agreement, (i) GEM became the 100% subsidiary of TGI and Kok Pin “Darren” Tan no longer had any control over GEM’s ordinary shares; and (ii) Kok Pin “Darren” Tan, the Initial GEM Shareholders and Chong Chan “Sam” Teo owned 100% of the TGI common stock (Kok Pin “Darren” Tan owning 97%). Subsequent to the date of the Share Swap Agreement, Kok Pin “Darren” Tan transferred 9,529,002 of his 10,000,000 shares of TGI common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

We operate solely through GEM. GEM owns all intellectual property rights to copyrightable, patentable, and other protectable intangible assets relating to our business, including trademarks.

Corporate Information

Our principal executive offices are located at 276 5th Avenue, Suite 704 #739, New York, New York 10001 and. No.29, Jalan PPU 2A, Taman Perindustrian Pusat Bandar Puchong, 47100 Puchong, Selangor, Malaysia.
 Our corporate website address is https://treasureglobal.co. Our ZCITY website address is https://zcity.io.

Market Opportunity

We expect that continued strong economic expansion, robust population growth, rising level of urbanization, the emergence of the middle class and the increasing rate of adoption of mobile technology provide market opportunities for our Company in Southeast Asia (“SEA”). SEA is a large economy and, as of 2020, its gross domestic product (“GDP”) was US$3.08 trillion
1
. In comparison, the respective GDP for both the European Union (“EU”) and the United States (“US”) totalled US$15 trillion and US$20.89 trillion16
2
in 2020. SEA has experienced rapid economic growth rates in recent years, far exceeding growth in major world economies such as Japan, the EU and the US. According to the IMF, Malaysia’s GDP growth averaged more than 4.3% from 2016 to 2019, but contracted by 6.0% in 2020 due to the COVID-19 pandemic and is expected to average 5.7% growth for the next five years (including 2021).
3
The GDP of Malaysia amounted to US$337 billion in 2020 and is projected to reach approximately US$500 billion by 2025.
4

SEA continues to enjoy robust population growth. The United Nations Population Division estimates that the population of the SEA countries in 2000 was approximately 525 million people growing to 668 million in 2020. According to the World Bank, Malaysia had a population of approximately 32 million people in 2020 compared to 23 million people in 2000.
5

A high percentage of Malaysians have lived in cities for the last decade and that percentage is increasing. Since 2010,
6
Malaysia’s urbanization has increased from approximately 71% to approximately 77% in 2020. By comparison, in 2020 the urbanization rates for China, Vietnam and India were approximately 64%, 37% and 35%, respectively.
7

1
https://www.statista.com/statistics/796245/gdp-of-the-asean-countries/
2
https://www.statista.com/statistics/263591/gross-domestic-product-gdp-of-the-united-states/

3
https://www.imf.org/en/News/Articles/2021/03/17/pr2172-malaysia-imf-executive-board-concludes-2021-article-iv-consultation-with-malaysia

4
IMF Staff Report March 2021

5
https://www.worldometers.info/world-population/south-eastern-asia-population/; https://www.worldometers.info/world-population/malaysia-population/; https://data.worldbank.org/indicator/SP.POP.TOTL?locations=MY

6
Statista.com

7
Statista.com

Urbanization is highly correlated with the size and growth of the middle class. Simply put, urbanization drives middle class consumption demand. According to the World Bank, Malaysia is likely to transition from an upper-middle-income economy to a high-income economy between 2024 and 2028, a reflection of the country’s economic transformation development trajectory over past decades. In fact, Malaysia’s gross national income per capita is at US$11,200 according to latest estimates, only US$1,335 short of the current threshold level that defines a high-income economy.
8

And despite the ongoing effects from the Covid-19 pandemic, the Internet economy continues to boom in SEA. According to Google Temasek e-Conomy SEA 2021 Report (the “Google Report”), internet usage in the region increased with 40 million new users added in 2021 for a total of 440 million compared to 360 million in 2019 and 400 million in 2020.24
9
Eighty nine percent of Malaysia’s population is now online, compared to approximately fifty six percent in 2010.25
10
81% and 80% of Malaysia and SEA’s internet users, respectively, have made at least one purchase online. E-commerce, online media and food delivery adoption and usage surged with the total value of goods and services sold via the Internet, or gross merchandise value (“GMV”), in SEA, expected to reach approximately US$170 billion by year end 2021 according to the Google Report. In fact, according to the Google Report, the SEA Internet sector GMV is forecast to grow to over US$360 billion by 2025 up from the $300 billion forecast in the Google, Temasek, Bain SEA Report 2020.
11

Malaysia’s internet economy has grown from $14 billion in 2020 to $21 billion in 2021 (47% growth) and is expected to grow to $35 billion in 2025.
12

As consumers in these markets that gradually shifting towards online platforms model, the total value of internet-based transactions has grown tremendously and is expected to keep doing so. According to the Google Report, total GMV of South Asia’s Internet economy is expected to skyrocket from US$174 billion in 2021 to US$363 billion in 2025.

We believe that these ongoing positive economic and demographic trends in SEA and South Asia propel demand for our e-commerce platform.

About the ZCITY App

SEA consumers have access to a plethora of smart ordering, delivery and “loyalty” websites and apps, but in our experience, SEA consumers very rarely receive personalized deals based on their purchases and behavior.

The ZCITY App targets consumers through the provision of personalized deals based on consumers’ purchase history, location and preferences. Our technology platform allows us to identify the spending trends of our customers (the when, where, why, and how much). We are able to offer these personalized deals through the application of our proprietary artificial intelligence (or “AI”) technology that scours the available database to identify and create opportunities to extrapolate the greatest value from the data, analyze consumer behavior and roll out attractive rewards-based campaigns for targeted audiences. We believe this AI technology is currently a unique market differentiator for the ZCITY App.

We operate our ZCITY App on the hashtag: “#RewardsOnRewards”. We believe this branding demonstrates to users the ability to spend ZCITY App-based Reward Points (or “RP”) and “ZCITY Cash Vouchers” with discount benefits at checkout. Additionally, users can use RP while they earn rewards from selected e-Wallet or other payment methods.

ZCITY App users do not require any on-going credit top-up or need to provide bank card number with their binding obligations. We have partnered with Malaysia’s leading payment gateway, IPAY88, for secure and convenient transactions. Users can use our secure platform and enjoy cashless shopping experiences with rebates when they shop with e-commerce and retail merchants through trusted and leading e-wallet providers such as Touch’n Go eWallet, Boost eWallet, GrabPay eWallet and credit card/online banking like the “FPX” (the Malaysian Financial Process Exchange) as well as more traditional providers such as Visa and Mastercard.

8
The World Bank Press Release dated March 16, 2021,
https://www.worldbank.org/en/news/press-release/2021/03/16/aiminghighmalaysia

9
https://services.google.com/fh/files/misc/e_conomy_sea_2021_report.pdf

10
https://www.statista.com/statistics/975058/internet-penetration-rate-in-malaysia/

11
https://www.bain.com/globalassets/noindex/2020/e_conomy_sea_2020_report.pdf

12
https://www.digitalnewsasia.com/digital-economy/e-conomy-sea-report-2021-malaysias-internet-economy-crosses-us21-bil

Our ZCITY App also provides the following functions:

1.	Registration and Account verification
Users may register as a ZCITY App user simply, using their mobile device. They can then verify their ZCITY App account by submitting a valid email address to receive new user “ZCITY Newbie Rewards”.

2.	Geo-location-based Homepage
Based on users’ location, nearby merchants and exclusive offers are selected and directed to them on their homepage for a smooth, user-friendly interaction.

3.	Affiliate Partnership
Our ZCITY App is affiliated with more than 5 local services providers such as Shopee and Lazada. The ZCITY App allows users to enjoy more rewards when they navigate from the ZCITY App to a partner’s website.

4.	Bill Payment & Prepaid service
Users can access and pay utility bills, such as water, phone, internet and TV bills, while generating instant discounts and rewards points with each payment.

5.	Branded e-Vouchers
Users can purchase their preferred e-Vouchers with instant discounts and rewards points with each checkout.

6.	User Engagement through Gamification
Users can earn daily rewards by playing our ZCITY App minigame “Spin & Win” where they can earn further ZCITY RP, ZCITY e-Vouchers as well as monthly grand prizes.

7.	Charity CSR program
Users can make cashless donations through our ZCITY App to the Kentang Charity, which we have collaborated with, or apply donations to other charitable entities.

8.	Tazte Smart F&B system
ZCITY App offers a “Smart F&B” system that provides a one stop solution and digitalization transformation for all registered Food and Beverage (“F&B”) outlets located in Malaysia. It also allows merchants to easily record transactions with QR Digital Payment technology, set discounts and execute RP redemptions and rewards online on the ZCITY App.

By utilizing our CRM analytics software to attract and retain consumers through personalized promotions, we believe that data-driven engagement can be more efficiently harnessed to generate greater profitability.

9.	Zstore e-Mall
Zstore is ZCITY App’s e-mall service that offers group-buys and instant rebate to users with embedded AI and big data analytics to provide an express shopping experience. The functionality and benefit of users to use the Zstore can be summarized within the chart below:

Buy Now, Pay Later (“BNPL”) is a value-added feature that is not yet operational, but which we intend to add to the ZCITY App and launch during the third quarter of 2023. Any credit provided to users through BNPL will be provided by a third-party credit provider. Management is currently in the process of determining who would be an appropriate and regulatory compliant provider of such services. In no instance will we provide credit to our users.

Set out below is an illustration of some of our key partnerships by category:

Retail Merchant Agreements
. We have retail merchant agreements with Morganfield’s Holdings Sdn. Bhd., Hui Lau Shan and the Alley which together own more than 100 offline food and beverage franchises in Malaysia. Each of these retail merchants have signed our standard retail merchant agreement which allow merchants to sell their products on the ZCITY App for which we receive a commission ranging from 1% to 10% depending on the category of goods or services being purchased on the ZCITY App. These agreements also provide that each party may use the intellectual property marks of the other party without charge. These agreements may be terminated by either party with 30 days’ notice.

Services Partners Agreements
. We have service provider agreements with Coup Marketing Asia Pacific Sdn. Bhd. D/B/A Pay’s Gift and MOL Access Portal Sdn. Bhd. D/B/A Razor Gold in which Pay’s Gift and Razor Gold provide us with e-vouchers for use on the ZCITY App that provide users with discounts on goods and services of many top multinational and lifestyle brands, including gas, clothing, fast food, movie theatres and others. We pay the service partner for the cost of the e-voucher plus a service fee. These contracts provide for the use by us of the trademarks of the service providers and may be terminated at any time with 30 days’ notice.

Local Strategic Partner Agreements
. We have local strategic partner agreements with iPay88 (M) Sdn. Bhd. (“iPay88”), TNG Digital Sdn. Bhd. (“TNG”) and Public Bank Berhad
(“Public Bank”). The agreements we enter into with these local strategic partners provide us with payment gateways (i.e. online “checkout” portals) used to enter credit card information for payment of goods and services.

The iPay88 agreement was entered into on August 6, 2021 and provides our users with payment gateways that include credit card processing, online banking services from certain banks in Malaysia and eWallet payment processing for certain brands for which iPay88 receives a fee ranging from 1.0% to 1.6% of the processed transaction depending on the credit card used or if the transaction is online banking or eWallet.

The TNG agreement was entered into on November 16, 2021 and provides our users with eWallet payment gateway services that was accepted from January 1, 2022 to March 31, 2022. TNG eWallet users on the ZCITY App will also receive RM2.00 cash back vouchers from TNG (which can only be used on the ZCITY App and certain other limitations apply) for each transaction of at least RM2.00. TNG provides cash back for up to 75,000 transactions and bill us monthly for the subsidy (up to RM150,000). The agreement provides for 75,000 eWallet transactions for which transactions for which iPay was entered into on August 6, 2021, but has no termination provision. We have entered into an extended agreement with TNG dated March 21, 2022 that is effective for the period beginning on April 1, 2022 and ended on June 30, 2022. We have entered another agreement with TNG dated August 17, 2022 that is effective for the period beginning on August 24 to 27, 2022. TNG eWallet users can earn 1 cash voucher worth RM5, RM10 and RM20 with a minimum spending of RM15, RM30 and RM50 respectively in bill payment. We provide the cash back for up to 3,000 transactions and total allocation amount of RM60,000. Another  extended agreement with TNG was entered on October 10, 2022, that is effective from October 15, 2022 to December 14, 2022. In this campaign agreement, the ZCITY’s user could get RM2.00 cashback with minimum spend of RM30.00 in a single transaction.

The FamilyMart (registered under QL Maxincome Sdn Bhd) agreement was entered May 31, 2022 that is effective for 1 year period beginning on June 3, 2022. Company has deposited RM100,000 to FamilyMart to get the cash voucher or product voucher whenever is required. Family Mart will provide discount of 1% for cash voucher and 3% for product voucher.

The Public Bank agreement was entered into on February 8, 2022 and commenced on March 1, 2022 and terminates on May 31, 2022. ZCITY App users can win RM50 worth of ZCITY cash back vouchers if the spend a minimum of RM50 using the Public Bank credit/debit card on the ZCITY App. The 100 users with the highest spending during the effective time of the agreement are selected. These vouchers are funded by us. We have continuously entered into three-month agreements with Public Bank since August 1, 2021 We have extended the collaboration and have signed the renewal agreement  dated June 21, 2022 for the period beginning July 1 to September 30, 2022 and subsequently on September 12, 2022 for the period beginning on October 15, 2022 to January 15, 2023.

Local Demands Agreements
. We have local demand agreements with Digi Telecommunication Sdn. Bhd. (“Digi”) and ATX Distribution Sdn. Bhd. (“ATX”) which provide ZCITY App users bill payment services.

The Digi agreement was entered on December 16, 2021 and provides our users with bill payment services for all of its telecommunication products and services to postpaid subscribers. We receive a commission from Digi of 0.5% for each transaction. ZCITY App users may also use us Digi’s prepaid automatic internet payment service for which we receive a commission from Digi of 2.5% for each reload. The Digi agreement may be terminated by either party with 30 days’ notice.

The ATX agreement was entered into on November 8, 2021 whereby ATX and provides our users with bill payment services for many companies in Malaysia, including but not limited to, certain utilities, telecommunication companies, insurance companies, entertainment companies and charities. We receive a commission on each transaction from AXT at different rates depending on the company for which the bill is being paid. The ATX agreement may be terminated by either party with 30 days’ notice.

The Company has both direct and indirect relationships with merchants and service providers. In terms of the Company’s indirect relationships, through the Pay’s Gift agreement the Company is able to offer mobile e-vouchers for leading brands including SHELL, PUBG, Giant, Lotus, Lazada, Zalora and Watsons; while via the ipay88 agreement, the Company gains access to other e-wallet providers, such as Boost and GrabPay. Additionally, through the company’s agreement with ATX Distribution, it is able to gain access to bill payment services provided by Astro and Air Selangor.

Download ZCITY App

ZCITY App is free to download from the Google Play Store, Apple iOS Store, and Huawei AppGallery.

ZCITY Apps’s Reward Points Program

Operating under the hashtag #RewardsOnRewards, we believe the ZCITY App reward points program encourages users to sign up the app, as well as increasing user engagement and spending on purchases/repeat purchases and engenders user loyalty.

Furthermore, we believe the simplicity of the steps to obtaining Reward Points (or “RP”) is an attractive incentive to user participation in that participants receive:

•	200 RP for registration as a new user;
•	100 RP for referral of a new user;
•	Conversion of Malaysian ringgit spent into RP;
•	50% RP of every referred user paid amount as a result of the referral; and
•	Spin & Win eligibility to receive RP (which may be “doubled up” when participants share the Spin & Win program on social media).

 The key objectives of our RP are:

•	Social Engagement:
 RP are offered to users for increased social engagement.

•	Spending:
RP incentivizes users with every MYR spent in order to increase the spending potential and to build users loyalty.

•	Sign-up:
Drives loyalty and greater customer engagement. Every new user onboarded will get 200 RP as welcoming gift.

•	Referral Program:
Rewards users with RP when they refer a new user.

Offline Merchant

When using our ZCITY App to make payment to a registered physical merchant, the system will automatically calculate the amount of RP to deduct. The deducted RP amount is based on the percentage of profit sharing as with the merchant and the available RP of the user.

Online Merchant

When using our ZCITY App to pay utility bills or purchase any e-vouchers, our system shows the maximum RP deduction allowed and the user determines the amount of discount deducted subject to maximum deductions described below and the number of RP owned by such user.

Different features have different maximum deduction amounts. For example, for bill payments, the maximum deduction is up to 3% of the bill amount. For e-vouchers, the maximum deduction is up to 5% of the voucher amount.

In order to increase the spending power of the user, our ZCITY App RP program will credit RP to the user for all MYR paid.

Merchant Facing Business

At present, our ZCITY merchants are concentrated in the F&B and lifestyle sectors. Moving forward, we plan to expand our product/service offering to include grocery stores, convenience stores, “micro-SME” (“small to medium size enterprises”) loan programs, affiliate programs and advertising agencies.

We believe that ZCITY’s Tazte Smart F&B System, which we plan to launch in the fourth quarter of 2022, will provide merchants with a one-stop automated solution to digitalize their business. It will offer an innovative and integrated technology ecosystem that addresses and personalizes each merchant’s technological needs and will be at the forefront of creating a smart consumer experience, thereby eliminating conventional and outdated standalone point of sale (or “POS”) systems.

Tazte will allow merchants to effortlessly record transactions with online payment or QR digital payment technology, set discounts and execute RP redemptions and rewards online, all via our ZCITY App. It utilizes ZCITY App’s CRM analytics software to attract and retain consumers through personalized, data-driven engagement to generate greater profitability.

Tazte Smart F&B System will also feature a ‘Deviceless Queue System’ that reduces staff headcount and a private domain delivery service that will allow merchants access to multiple dedicated delivery partners to ensure outstanding delivery service to consumers.

Marketing Strategy - Consumer

With the number of available apps for download from the world’s leading app stores totaling over four million, we believe that structured and innovative user marketing strategy is the only way to stand out in today’s app market. Aside from focusing on app development and building our app features properly, we believe we need to get our app featured on the leading platforms to most successfully extend our reach and user base.

We believe that our ZCITY App marketing strategy covers the user from when they first learn about our ZCITY App, to when they become a regular repeat user. The marketing strategy for the ZCITY App involves defining our target audience, learning how best to reach them, how best to communicate with them, and analyzing their “in-app” behavior to make continuous AI driven improvements as users move through the recruitment funnel.

Ultimately, the goal of our ZCITY App marketing strategy is to acquire users that will not only drive repeat engagement, but will also become loyal advocates for the ZCITY App.

At the initial launch of the ZCITY App in June 2020, we combined both online and offline strategies in branding and marketing, which we believed would effectively communicate our objectives, reaching a prospective target audience and turning that target audience into users of our ZCITY App.

Other than just user experience and features offered in the app itself, we believe consumers are choosing brands whose messaging, marketing and values go beyond the product, and have a potentially deeper meaning to the user. For example, they may consider brand trustworthiness and identity to be major influences on their market decisions. As a result, we have focused on building brand loyalty to drive on going marketing success, increase repeat users and attain greater market share.

In this regard, we have chosen to adapt various marketing strategies, such as re-targeting users and enticing current users to use our app on multiple occasions, by providing what users look for when they choose our app in order to increase engagement and retention. The diagram below reflects the strategies we engage in to promote marketing success and avoid missed opportunities.

We adopt a multi-pronged approach to user outreach through outdoor digital billboards, radio commercials, third party editorials and advertorials, social media postings on platforms such as Facebook, Instagram, TikTok, YouTube, as well as the targeting of users through Google ads and direct email marketing to encourage downloads and promote various campaigns.

Since the outbreak of the COVID-19 pandemic, we have been very focused on reaching our target audience through digital media due to movement restrictions and retail closures. Advertisements especially on social media have become more routine.

Social media-based advertising can be very targeted, helping to convert new users into repeat users and building brand loyalty. We reach potential users based on criteria, including, among others, job title, interests, marital status, and recent locations. We believe that it is much easier to measure and optimize social media campaigns while they are active. If an advertisement isn’t producing expected results, we can suspend the campaign or reallocate funds on demand.

Another key media vehicle that we utilize is Universal App Campaign (or “UAC”) by Google. UAC helps promote our ZCITY App across Google’s largest properties including Google Search, Google Play Store, YouTube, and the Google Display Network. It combines information Google has on users’ tendencies and perceived intents outside of the app (such as what they have searched for, what other apps they have downloaded and what they watched on YouTube) with advertisers’ information on user actions in the app.

UAC then uses machine learning technology to make decisions for each ad by analyzing potential data signal combinations in real-time, including the platform where users are most likely to engage with our ad (such as YouTube or Gmail), the right ad format (whether video, text, or combination of the two) and keywords that will perform best for our marketing goals.

In addition, in order to obtain more accurate data for analysis, AppsFlyer SDK is installed in our ZCITY App, where it provides conversion data of user acquisition and retention campaigns. Through AppsFlyer SDK, we can monitor digital media activities to optimize our marketing budget. The data can be utilized and turned into actionable insights (to run campaigns and promotions which users are more favorable to) that will share our strategic and tactical business decisions, while boosting the ZCITY App brand presence.

Marketing Strategy - Merchants “6Cs” Strategy

In order to roll out our system, we plan to implement our 6Cs marketing strategy: clients, convenience, competition, consistency with creative content, corporate social responsibilities and credibility.

Clients (Soon-to-be F&B Owners)
. We have forecast potential merchants by category, which will enable us to create a marketing plan that will attract them by aligning our promotional content with their business interests and ideals. We will initiate advertisements that connect with their preferences and generate brand loyalty. We have developed “The PILOT” program where we plan offer prospective merchant F&B owners a free Tazte Smart F&B system to facilitate their O2O business.

Convenience
. We plan to demonstrate the convenience provided by our ZCITY App by launching a digitalization initiative which can get a merchant up and running on our platform within 24 hours. We believe this strategy emphasizes the ease of onboarding potential merchants and the potential positive transformation of their business in the shortest amount of time.

Competition
. To further differentiate our system from our competitors, we expect to identify, compare and discover issues within their business model of operations against our own business model. The “SWITCH 180” program is where we plan to offer F&B owners not only a free Tazte Smart F&B system, but we will also offer additional support such as artificial intelligence inventory management system and discount vouchers.

Consistency with Creative Content
. We plan to maintain a consistent brand image across all our current marketing approaches with creative and innovative content. We strive to make our brand recognizable to stand out among competitors to increase brand awareness and recognition.

Corporate Social Responsibilities
. We expect to integrate social and environmental concerns in our business operations to gain positive publicity and recognition and greater market exposure. For example, our “Love Delivery” program under Tazte will allow consumers to donate food through our merchant family to charitable establishments such as orphanages and senior centers and similar charitable organizations. Our “Green Oil” program will allow our merchants to contribute to zero pollution by recycling used cooking oil with one of our strategic partners.

Credibility
. We expect to prove our credibility by presenting our expertise to potential merchants who are seeking alternative business strategies in the ever-expanding technological age. We believe that promoting a credible and reliable system for merchants will increase referrals and positive reviews. Our “Tazte Cares <3” program offers F&B owners free business operations “health checks” and offers troubleshooting solutions by introducing Tazte Smart F&B System into their business.

Revenue Model

ZCITY’s revenues are generated from a diversified mix of:

•	e-commerce activities for users
•	services to merchants to help them grow their businesses
•	membership subscription fees.

The revenue streams consist of “Consumer Facing” revenues and “Merchant Facing” revenues.

The revenue streams can be further categorized as following: (1) product and loyalty program revenue, (2) transaction revenue, and (3) agent subscription revenue.

Our Competitive Strengths

Powerful, Unique and Integrated App
. We have designed an application – the ZCITY App – which serves both consumers and merchants in ways that concurrently maximize value creation and enhance the shopping experience. Furthermore, through the application of our proprietary developed AI technology, we can offer consumers a more personalized and targeted rewards offering/experience.

Unique Loyalty Program
. Operating under our hashtag #RewardsOnRewards, we believe our RP program increases user engagement and loyalty. Through consumer redemption and platform issuance of RP, we believe our system is advantageous to both consumers and merchants.

Attractive Markets
. We currently operate in Malaysia, which according to the IMF is expected to average 5.1% GDP growth over the next five years. See “Business—Market Opportunity.”

As we scale our operations, we intend to expand to other countries in Southeast Asia, which possesses solid economic fundamentals, fast growing middle classes, favorable demographic trends and accelerating adoption of mobile technology.

Experienced Management Team
. Our executives and directors combine decades of on-the-ground local e-commerce operations and social media marketing experience, as well as professional expertise in the global finance field.

Our Growth Strategy

Our main goal is focused on the recruitment of new consumers and the registration of as many Tazte merchants as possible in the most efficient way in the shortest amount of time. We believe that this approach establishes a cycle where more consumers lead to more merchants and more merchants lead to more consumers. External partnerships play an important part in our business, as we will continue sourcing more delivery partners to offer our merchants greater flexibility.

Consumer Growth
. We strive to provide consumers with a smarter shopping experience from ordering to receiving goods and services as one seamless process. Our marketing efforts will focus on attracting consumers by awarding RP upon the execution of successful transactions (where they can redeem instant rebates).

Merchant Growth
. We believe that our Tazte program is an example of an O2O platform focusing on transforming traditional ways of operating F&B business with digitalized smart ecosystems which better streamline merchant business operations and directly contribute to higher revenues. We feel Tazte has the potential for our ZCITY App to pioneer a generation of technologically astute “Smart Merchants”, effectively encouraging more merchants to join the technological trend. Apart from the technological advantages, merchants would be able to gain access to a significant consumer database of nearly 2 million registered users currently for their own brand marketing.

Partner Growth
. We are continuously enhancing the ZCITY App through adding further strategic partnerships. We believe that collaborations will enable merchants and consumers to have more options to choose from and the delivery speed and rates related to transparency will benefit all parties.

Expansion Growth
. With our proven systems and by leveraging our large network, leading technology, operational excellence, and product expertise, we expect the ZCITY App to launch and scale our expansion plans to neighbouring countries such as Indonesia, Thailand, and Japan, by partnering with or acquiring local establishments.

Acquisition Growth
. In order to complement our organic growth strategy, we will continue to evaluate investment and acquisition opportunities that will enable us to become market leaders. Our anticipated investments and acquisitions of other e-commerce platforms in different verticals are expected to expand our service offerings and attract new consumers and merchants. We expect negotiations with acquisition targets in the e-Commerce industries. Furthermore, we would expect to finance such acquisitions through internal and potential financings from the stock market.

Strategic Partnerships

We have entered into agreements with various Malaysian companies i.e.: TouchnGo e-wallet marketing, iPay88, Boost eWallet, Digi and GrabPay eWallet to provide essential services to our ZCITY App platform.

Strategic partnerships are vital to our strategy and operations, as they enable the ZCITY App to offer more value-added services to both our consumers and merchants. Through our partnerships, we intend to gain low-cost access to our partners’ users, where possible, to drive user conversion. Our marketing approach to acquire strategic partners focuses on the benefits of brand awareness, stressing the ability to access a larger pool of consumers and clients while reducing marketing expenses via joint marketing efforts like crossover marketing campaigns, digital marketing and affiliate programs.

Competition Outlook

We compete with other online platforms and apps for merchants, who can sell their products/services on other online shopping marketplaces and other food ordering platforms. We also compete with other e-commerce platforms and apps, fashion and lifestyle retailers and restaurants for the attention of consumers. Consumers have the choice of shopping with any online or offline retailer, large marketplaces or restaurant chain. We compete for consumers and merchants based on our ability to deliver a personalized e-commerce experience with an easy-to-use mobile app, unique cross-business reward system, instant rebate & cashback, and a trusted payment gateway which is both secure and convenient.

Within the Malaysian market, we believe the principal competitors to the ZCITY App to include, but not limited to Fave, Shopback and SoPa. We have set out below how we perceive the ZCITY App differentiates its offering from these competitors in the Malaysian market both downstream (services provided to consumers) and upstream (services provided to merchants).

The information with respect to Fave was obtained from Fave’s website at https://help.myfave.com/hc/en-us/articles/115000181194-How-do-I-pay-with-FavePay-.

The information with respect to Shop Back was obtained from Shop Back’s website at https://support.shopback.my/hc/en-us/articles/360037382453-Is-there-a-payment-method-not-eligible-for-Cashback-

We expect to be able to successfully compete for merchants based on our unique cross-business reward system, reward points module, instant rebate and cashback program, upcoming new features, which we expect will build lasting customer loyalty for our merchants, as well as our personalized, data-driven approach to customer engagement, both of which ensure that our success is aligned with that of our merchants.

Intellectual Property Matters

Our technology and ZCITY App are comprised of copyrightable and/or patentable subject matter licensed by our Malaysian subsidiary, GEM. Our intellectual property assets include trade secrets associated with our software platform. We have successfully carried out development of our multilayer cloud-based software platform based upon our reliance on third parties for payment and reward points deployment. As a result, we can monetize our software by making it available in locations such as the Apple iOS Store, Google Play Store, Huawei AppGallery and compatible with existing payment systems depending on the country’s regulatory requirements. We are currently focusing on using our intellectual property in Malaysia and plan to expand further into Southeast Asia as part of our strategy. The loss of all of these third-party payment facilitators could not be easily replaced and therefore could materially affect our business and results of operations.

Trademarks. GEM has filed one trademark application stylized as “
” with the trademark offices of Malaysia. The name and mark, ZCITY App and other trade names and service marks of ZCITY in this prospectus are our property.

Patents. GEM has filed one patent application entitled “A Revenue Allocation System” with the Patents Registration Office of Malaysia.

We manage all our intellectual property matters in Malaysia including the registration of patents, trademarks, trade names, and service marks in the name of GEM, our subsidiary in Malaysia. While we have not delineated each of our trademarks, the foregoing constitute our material trademarks. Without prejudice to the generality of foregoing, GEM is, inter alia, the direct owner of the registered trademark “ZCITY” in connection with artificial intelligence software, electronic payment services, loyalty programs, SaaS platforms, and other subsets of our business.

Information Technology Protection. All of our software development professionals are required to sign and are bound by the IT Infrastructure, Security, Email, Intranet Usage Policy Manual (the “IT Policy Manual”), which governs use of our hardware, software, code, source code, data, computational data, screen data, analytics dashboards, data displayed on screens, emails, intranet and internet. This IT Policy Manual establishes standard practices and rules for responsible, safe, and productive use of our intellectual property, information and assets and is expected to ensure the protection of information and prevention of any misuse.

We have internally implemented the “Active Directory and VPN” to manage access to our assets in order to prevent any intentional or unintentional leaks of sensitive data, documentation or information, as well as to prevent users from installing irrelevant software or malware viruses.

Our ZCITY App’s server is hosted on the “Aliyun” cloud and is compliant with SOC2, which we believe securely manages our data across five aspects:

•	Security – protects the system resources against unauthorized access.
•	Availability – makes sure the server accessibility meets the SLA
•	Processing integrity– data process monitoring couple with quality assurance procedures can help ensure processing integrity
•	Confidentiality – data is encrypted during network transmission
•	Privacy – data collection, use, retention, disclosure and disposal of personal information in conformity

We have in place a “Disaster Recovery” (“DR”) initiative, which we rely on the “Aliyun” cloud facilities to ensure as described below:

The architecture diagram shows how “Aliyun” cloud architect is powered by distributed servers and database services across multiple zones to ensure disaster recovery on deployment across multiple data centers, once the Server Load Balancer (SLB) detects the primary unavailable then it will direct all traffic to other in-service data centers.
13

The controls for restricting user access to our system and data, include:

1)	User authorization
2)	Maintaining the user access log
3)	Periodic review user access
4)	Revoking user access
5)	Managing Privileged User accesses
6)	Separation of Duties to reduce the risk of misuse of client code and assets
7)	Change management, risk management and issue management are exercised as part of Management Reviews

Litigation

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We believe that we do not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

Properties

We lease and maintain our offices at located at 276 5th Avenue, Suite 704 #739, New York, New York 10001 and No.29, Jalan PPU 2A, Taman Perindustrian Pusat Bandar Puchong, 47100 Puchong, Selangor, Malaysia.

I
tem
1a. R
isk Factors.

Investing in our common stock is highly speculative and involves a significant degree of risk. Before you invest in our securities, you should give careful consideration to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K, including our financial statements and related notes, before deciding whether to invest in our securities. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

13
Disaster Recovery – First-in-class automated disaster recovery mechanism with multi-AZ support

https://www.alibabacloud.com/solutions/hosting/Disaster-Recovery

Risks Related to Our Business

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company is subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets such as the internet, technology, and payment systems. The likelihood of the Company’s success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for the Company include, but are not limited to, dependence on the success and acceptance of the Company’s services, the ability to attract and retain a suitable client base, and the management of growth. To address these risks, the Company must, among other things, generate increased demand, attract a sufficient clientele base, respond to competitive developments, increase the “GEM” and “ZCITY” brand names’ visibility, successfully introduce new services, attract, retain and motivate qualified personnel and upgrade and enhance the Company’s technologies to accommodate expanded service offerings. In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues.

If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has limited revenue-producing operations and will require the proceeds from its recently concluded offering to execute its full business plan. The Company believes the proceeds from its previous offering will be sufficient to cover its funding needs until November 2023. Further, no assurance can be given if additional capital is needed as to how much additional capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company, or that such financing would not result in a substantial dilution of shareholder’s interest. A failure to raise capital when needed would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, debt and other equity financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, the Company may be required to reduce, curtail, or discontinue operations.

None of our material contracts are long term and if not renewed could have a material adverse effect on our business.

We have entered into material contracts with a number of companies that directly or indirectly provide the goods and services that appear on our ZCITY App. The majority of these contracts can be terminated by any party with 30 days’ notice. The contract with iPay88, which provides the payment gateway for many of the brands that can be accessed through the ZCITY App has no termination clause which means that
iPay88 could terminate this contract without any notice. If one or more of these contracts were not renewed or were terminated and we were not able to enter into agreements with others that could replace these services, the ZCITY App could lose material features and in turn we could find it harder to maintain and grow our user base, which would have a material adverse effect on our business. For a description of these material contracts See “Business—About ZCITY App.”

We rely on email, internet search engines and application marketplaces to drive traffic to our ZCITY platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our ZCITY platform could decline and our business would be adversely affected.

Email continues to be a verification source of organic traffic for us. If email providers or internet service providers implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to our users or for user verification process. For example, certain email providers, including Google, categorize our emails as “promotional,” and these emails are directed to an alternate, and less readily accessible, section of a users’ inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to users in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact users through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, marketing campaigns and business updates could be substantially harmed.

We rely heavily on Internet search engines, such as Google, to drive traffic to our ZCITY platform through their unpaid search results and on application marketplaces to drive downloads of our applications. Although search results and application marketplaces have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our ZCITY platform, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.

The amount of traffic we attract from search engines is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that may have reduced the prominence of links to our ZCITY platform and negatively impacted our traffic, and we expect they will continue to make such changes from time to time in the future. Similarly, marketplace operators may make changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces.

We may not know how or otherwise be in a position to influence search results or our treatment in application marketplaces. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted. For example, Google previously announced that the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use is not being penalized, we cannot guarantee that Google will not unexpectedly penalize our app install interstitials, causing links to our mobile website to be featured less prominently in Google’s mobile search results and harming traffic to our ZCITY platform as a result.

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering with certain of its products, including search and maps. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for a substantial portion of the visits to our website, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

The ecommerce market is highly competitive and if the Company does not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis our business could be adversely affected.

The internet-based ecommerce business is highly competitive and the Company competes with several different types of companies that offer some form of user-vendor connection experience, as well as marketing data companies. Certain of these competitors may have greater industry experience or financial and other resources than the Company.

To become and remain competitive, the Company will require research and development, marketing, sales, and client support. The Company may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company. The Company intends to differentiate itself from competitors by developing a payments platform that allows consumers and merchants to accept and use bonus points.

The market for consumer’s lifestyle is rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. There is no guarantee that any factors that differentiate the Company from its competitors will give the Company a market advantage or continue to be a differentiating factor for the Company in the foreseeable future. Competitive pressures created by our direct or indirect competitors could have a material adverse effect on the Company’s business, results of operations and financial condition.

The market for our ZCITY platform is new and unproven.

We were founded in 2020 and GEM was founded in 2017 and since our inception have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for software platforms that provide features and functionality to create the entire lifestyle ecosystem. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our ZCITY platform addresses, the entry of competitive products or the success of existing competitive products. Any expansion of the market our ZCITY platform addresses depends upon a number of factors, including the cost, performance, and perceived value associated with such solutions. If the market our ZCITY platform addresses does not achieve significant additional growth or there is a reduction in demand for such solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products or decreases in corporate spending, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

If we are unable to expand our systems or develop or acquire technologies to accommodate increased volume or an increased variety of operating systems, networks and devices broadly used in the marketplace our ZCITY platform could be impaired.

We seek to generate a high volume of traffic and transactions through our technologies. Accordingly, the satisfactory performance, reliability and availability of the Company’s website and platform, processing systems and network infrastructure are critical to our reputation and its ability to attract and retain large numbers of users who transact sales on its platform through a variety of operating systems, networks and devices while maintaining adequate customer service levels. The Company’s revenues depend, in substantial way, on the volume of user transactions that are successfully completed. Any system interruptions that result in the unavailability of our service or reduced customer activity would ultimately reduce the volume of transactions completed. Interruptions of service may also diminish the attractiveness of our company and its services. Any substantial increase in the volume of traffic on our ZCITY platform, the number of transactions being conducted by customers or substantial increase in the variety of operating systems, networks or devices that are broadly used in the marketplace will require us to expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of the ZCITY platform or timely expand and upgrade our systems and infrastructure to accommodate such increases or increases in the variety of operating systems, networks or devices in a timely manner. Any failure to expand or upgrade its systems could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company uses internally developed systems to operate its service and for transaction processing. The Company must continually enhance and improve these systems in order to accommodate the level of use of its products and services and increase its security. Furthermore, in the future, the Company may add new features and functionality to its services that would result in the need to develop or license additional technologies. The Company’s inability to add new software and hardware to develop and further upgrade its existing technology, transaction processing systems or network infrastructure to accommodate increased traffic on its platforms or increased transaction volume through its processing systems or to accommodate new operating systems, networks or devices broadly used in the marketplace or to provide new features or functionality may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user’s experience on the Company’s service, and delays in reporting accurate financial information. There can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased technologies with its existing systems. Any inability to do so would have a material adverse effect on the Company’s business, results of operations and financial condition.

As we increase our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.

We rely on cloud-based applications and platforms for critical business functions. We also are migrating a significant portion of our computing infrastructure to third party hosted cloud-based computing platforms. If we are not able to complete this migration on our expected timeline, we could incur additional costs. Further, these migrations can be risky and may cause disruptions to the availability of our products due to service outages, downtime or other unforeseen issues that could increase our costs. We also may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information during or following migrations to cloud-based computing platforms. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise; it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.

The Company’s failure to successfully market its ZCITY platform could result in adverse financial consequences.

The Company believes that continuing to strengthen its ZCITY platform is critical to achieving widespread acceptance of the Company, particularly in light of the competitive nature of the Company’s market. Promoting and positioning its ZCITY platform will depend largely on the success of the Company’s marketing efforts and the ability of the Company to provide high quality services. In order to promote its ZCITY platform, the Company will need to increase its marketing budget and otherwise increase its financial commitment to creating and maintaining brand loyalty among users. There can be no assurance that ZCITY platform promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its ZCITY platform. Further, there can be no assurance that any new users attracted to the Company will conduct transactions over the ZCITY platform on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company’s existing or future strategic relationships fail to promote the ZCITY platform or increase awareness, the Company’s business, results of operations and financial condition would be materially adversely affected.

The Company may not be able to successfully develop and promote new products or services which could result in adverse financial consequences.

The Company plans to expand its operations by developing and promoting new or complementary services, products or transaction formats or expanding the breadth and depth of services. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance. Furthermore, any new business or service launched by the Company that is not favorably received by consumers could damage the Company’s reputation and diminish the value of its brand. Expansion of the Company’s operations in this manner would also require significant additional expenses and development, operations and other resources and would strain the Company’s management, financial and operational resources. The lack of market acceptance of such services or the Company’s inability to generate satisfactory revenues from such expanded services to offset their cost could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example, by providing the appropriate training to out account managers, sales technology specialists, engineers and consultants to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations, or financial condition could be adversely affected.

A decline in the demand for goods and services of the merchants included in the ZCITY platform could result in adverse financial consequences.

The Company expects to derive most of its revenues from fees from successfully completed transactions on its consumer facing platforms. The Company’s future revenues will depend upon continued demand for the types of goods and services that are offered by the merchants that are included on such platforms. Any decline in demand for the goods offered through the Company’s services as a result of changes in consumer trends could have a material adverse effect on the Company’s business, results of operations and financial condition.

The effective operation of the Company’s platform is dependent on technical infrastructure and certain third-party service providers.

Our ability to attract, retain, and serve customers is dependent upon the reliable performance of our ZCITY platform and the underlying technical infrastructure. We may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business will be reliant upon third party partners such as financial service providers and cash-out providers, payment terminals and equipment providers. Any disruption or failure in the services from third party partners used to facilitate our business could harm our business. Any financial or other difficulties these partners face may adversely affect our business, and we exercise little control over these partners, which increases vulnerability to problems with the services they provide.

There is no assurance that the Company will be profitable.

There is no assurance that we will earn profits in the future, or that profitability will be sustained. There is no assurance that future revenues will be sufficient to generate the funds required to continue our business development and marketing activities. If we do not have sufficient capital to fund our operations, we may be required to reduce our sales and marketing efforts or forego certain business opportunities.

We could lose the right to the use of our domain names.

We have registered domain names for our website that we use in our business. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours, especially in light of our expected expansion in SEA countries and East Asia. Domain names similar to ours may be registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

We may be required to expend resources to protect ZCITY platform information or we may be unable to launch our services.

From time to time, other companies may copy information from our ZCITY platform, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. We have no assurance other companies will not copy, publish or aggregate content from our ZCITY platform in the future. When third parties copy, publish, or aggregate content from our ZCITY platform, it makes them more competitive, and decreases the likelihood that consumers will visit our website or use our mobile app to find the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner and, even if we could, we may not be able to prevent it. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

Breaches of our online commerce security could occur and could have an adverse effect on our reputation.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography and cybersecurity, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data. If any such compromise of the Company’s security were to occur, it could have a material adverse effect on the Company’s reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company’s security measures could misappropriate proprietary information or cause interruptions in the Company’s operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, security breaches could damage the Company’s reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company’s security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may not have the ability to manage its growth.

The Company anticipates that significant expansion will be required to address potential growth in its customer base and market opportunities. The Company’s anticipated expansion is expected to place a significant strain on the Company’s management, operational and financial resources. To manage any material growth of its operations and personnel, the Company may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage its employee base. There can be no assurance that the Company’s planned personnel, systems, procedures and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company’s management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations may be materially adversely affected.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

The Company is, and will be, heavily dependent on the skill, acumen and services of the management and other employees of the Company. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Illegal use of our ZCITY platform could result in adverse consequences to the Company.

Despite measures the Company will implement to detect and prevent identify theft or other fraud, our ZCITY platform remains susceptible to potentially illegal or improper uses. Despite measures the Company will take to detect and lessen the risk of this kind of conduct, the Company cannot assure that these measures will succeed. The Company’s business could suffer if customers use the ZCITY platform for illegal or improper purposes.

If merchants on our ZCITY platform are operating illegally, the Company could be subject to civil and criminal lawsuits, administrative action, and prosecution for, among other things, money laundering or for aiding and abetting violations of law. The Company would lose the revenues associated with these accounts and could be subject to material penalties and fines, both of which would seriously harm its business.

We are subject to certain risks by virtue of our international operations.

We operate and expand internationally. We expect to expand our international operations significantly by accessing new markets abroad and expanding our offerings in new languages: not less than all languages in SEA countries and Japan. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

•	recruiting and retaining qualified, multi-lingual employees, including customer support personnel;
•	increased competition from local websites and guides and potential preferences by local populations for local providers;
•	compliance with applicable foreign laws and regulations, including different privacy, censorship and liability standards and regulations and different intellectual property laws;
•	providing solutions in different languages for different cultures, which may require that we modify our solutions and features to ensure that they are culturally relevant in different countries;
•	the enforceability of our intellectual property rights;
•	credit risk and higher levels of payment fraud;
•	compliance with anti-bribery laws;
•	currency exchange rate fluctuations;
•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•	political and economic instability in some countries;
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•	higher costs of doing business internationally.

We do not have liability business interruption, litigation or natural disaster insurance.

We do not have any business liability, disruption insurance or any other forms of insurance coverage for our operations in Malaysia because our business is still in planning and early stage. Any potential liability, business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources.

The economy of Malaysia in general might not grow as quickly as expected, which could adversely affect our revenues and business prospects.

Our business and prospects depend on the continuing development of the economy in Malaysia. We cannot assure you that the Malaysian economy will continue to grow at the same pace as in the past. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty. In the event that the Malaysian economy suffers, demand for the services and/or products of our wholly owned subsidiary may diminish, which would in turn result in decreased likelihood of profitability. This could in turn result in a substantial need for restructuring of our business objectives and could result in a partial or entire loss of an investment in our Company.

We face the risk that changes in the policies of the Malaysian government could have a significant impact upon the business we may be able to conduct in Malaysia and the profitability of such business.

Policies of the Malaysian government can have significant effects on the economic conditions of Malaysia. A change in policies by the Malaysian government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. We cannot assure you that the government will continue to pursue current policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting Malaysia’s political, economic and social environment.

We are subject to foreign exchange control policies in Malaysia.

The ability of our subsidiary to pay dividends or make other payments to us may be restricted by the foreign exchange control policies in the countries where we operate. For example, there are foreign exchange policies in Malaysia which support the monitoring of capital flows into and out of the country in order to preserve its financial and economic stability. The foreign exchange policies are administered by the Foreign Exchange Administration, an arm of Bank Negara Malaysia (“BNM”), the central bank of Malaysia. The foreign exchange policies monitor and regulate both residents and non-residents. Under the current Foreign Exchange Administration rules issued by BNM, non-residents are free to repatriate any amount of funds from Malaysia in foreign currency other than the currency of Israel at any time (subject to limited exceptions), including capital, divestment proceeds, profits, dividends, rental, fees and interest arising from investment in Malaysia, subject to any withholding tax. In the event BNM or any other country where we operate introduces any restrictions in the future, we may be affected in our ability to repatriate dividends or other payments from our subsidiary in Malaysia or in such other countries. Since we are a holding company and rely principally on dividends and other payments from our subsidiary for our cash requirements, any restrictions on such dividends or other payments could materially and adversely affect our liquidity, financial condition and results of operations.

Malaysia is experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability.

While the Malaysian economy has experienced rapid growth over the last two decades, they have also experienced inflationary pressures. As governments take steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If our revenues rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth, which may harm our business, financial condition and results of operations.

If inflation increases significantly in SEA countries, our business, results of operations, financial condition and prospects could be materially and adversely affected.

Should inflation in SEA countries, including Malaysia, increase significantly, our costs, including our staff costs are expected to increase. Furthermore, high inflation rates could have an adverse effect on the countries’ economic growth, business climate and dampen consumer purchasing power. As a result, a high inflation rate in SEA countries, including Malaysia, could materially and adversely affect our business, results of operations, financial condition and prospects.

Any potential disruption in and other risks relating to our merchants’ supply chain could increase the costs of their products or services to consumers, potentially causing consumers to limit their spending or seek products or services from alternative businesses that may not be registered as a merchant with us, which may ultimately affect the total number of users using our platform and harm our business, financial condition and results of operations.

Our offline and online merchants obtain their products, or the raw materials comprised of their products or used in their services, from manufacturers and distributors located around the world, and may have entered into long-term contracts or exclusive agreements that would ensure their ability to acquire the types and quantities of products or raw materials they desire at acceptable prices and in a timely manner. Any potential disruption in and other risks relating to the offline or online merchants’ supply chain as a result of the COVID-19 pandemic or Russia’s recent invasion of Ukraine, could increase the costs of their products or services to consumers, potentially causing consumers to limit their spending or seek products or services from alternative businesses that may not be registered as a merchant with us, which may ultimately affect the total number of users using our platform and harm our business, financial condition and results of operations.

Our business will be exposed to foreign exchange risk.

We derive most of our revenue from the operations of our ZCITY platform in Malaysia and expect to derive our revenue from Malaysia, other SEA countries and Japan in the future. Our functional currencies will by necessity be the currencies of the countries of SEA and Japan. Our reporting currency is the U.S. dollar. We translate our results of operations using the average exchange rate for the period, unless the average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions, and we translate our financial position at the period-end exchange rate. Accordingly, any significant fluctuation between the currencies of countries of SEA and Japan on the one hand and the U.S. dollar on the other could expose us to foreign exchange risk.

Some of the currencies of the countries of SEA are not freely convertible. The foreign exchange management regime of many SEA countries has transitioned from a system of fixed multiple exchange rates controlled by the state banks to a system of flexible exchange rates regulated largely by market forces, though transfers of currency is regulated and controlled in some countries. A significant depreciation in many of the currencies of countries of SEA against major foreign currencies may have a material adverse impact on our results of operations and financial condition because our reporting currency is the U.S. dollar. There can be no assurance, that the governments will continue to relax their foreign exchange regulations, that they will maintain the same foreign exchange policy or that there will be sufficient foreign currency available in the market for currency conversions. If, in the future, the regulations restrict our ability to convert local currencies or there is insufficient foreign currency available in the market, we may be unable to meet any foreign currency payment obligations.

Fluctuations in exchange rates in the Malaysian Ringgit (“RM”) could adversely affect our business and the value of our securities.

The value of the RM against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in Malaysia’s political and economic conditions. The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RM and between those currencies and other currencies in which our revenue may be denominated. Appreciation or depreciation in the value of the RM relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As we rely entirely on revenues earned in Malaysia, any significant revaluation of RM may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RM for our operations, appreciation of the RM against the U.S. dollar could cause the RM equivalent of U.S. dollars to be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RM into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RM, the U.S. dollar equivalent of the RM we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a change to our operations and a reduction in the value of these assets.

Geopolitical conditions, including acts of war or terrorism or unrest in the regions in which we operate could adversely affect our business.

Most of our operations and business activities are conducted in Malaysia, whose economy and legal system remain susceptible to risks associated with an emerging economy and which is subject to higher geopolitical risks than developed countries. Social and political unrest could give rise to various risks, such as loss of employment and safety and security risks to persons and property. Additionally, our operations could be disrupted by acts of war, terrorist activity or other similar events, including the current or anticipated impact of military conflict and related sanctions imposed on Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations by the United States and other countries due to Russia’s recent invasion of Ukraine. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. Any such event may in turn have a material and adverse effect on our business, results of operations and financial position.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and directors or to enforce a judgment of a United States court against us or our officers and directors.

All of our directors and officers reside outside of the United States. In addition, substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or Malaysia and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in Malaysian courts.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Prior to our initial public offering, we have been a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm did not conduct an audit of our internal control over financial reporting. However, in preparing our consolidated financial statements as of and for the year ended June 30, 2022, we and our independent registered public accounting firms have identified 7 material weaknesses and other control deficiencies including significant deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified included: (1) we did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex United States of America generally accepted accounting principles (“U.S. GAAP”) accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (2) we lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; (3) we lack of proper procedures developed and implemented for IT risk assessment and vulnerability management; (4) we lack of proper procedures developed and implemented for access to systems and data, which include user account management and password management; (5) we lack of proper procedures developed and implemented for segregation of duties and related monitoring; (6) we lack of proper procedures identified related party transaction which lead to revision of previously issued financial statements (See Note 2 of the accompanying consolidated financial statement footnotes); and (7) we lack of proper procedures developed and implemented for third party IT service vendor risk assessment and management
.

Following the identification of the material weaknesses and control deficiencies, we plan to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act compliance requirements and improvement of overall internal control; and (iv) strengthening corporate governance. However, the implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting. Our failure to correct the material weaknesses or our failure to discover and address any other material weaknesses or control deficiencies could result in inaccuracies in our consolidated financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our common stocks, may be materially and adversely affected. Moreover, ineffective internal control over financial reporting significantly hinders our ability to prevent fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information which could result in an investigation by the SEC and civil or criminal sanctions; investors losing confidence in the accuracy of our periodic reports filed under the Exchange Act; and a decline in our stock price.

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

The elimination of personal liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our certificate of incorporation, as amended (“Certificate of Incorporation”) eliminates the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Delaware law. Further, our bylaws (“Bylaws”) provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by the Delaware law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Delaware state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Our business has been, and may continue to be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The current outbreak of COVID-19 has globally resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. According to the IMF, Malaysia’s GDP growth averaged more than 4.8% from 2016 to 2019, but contracted by 6.0% in 2020 due to the COVID-19 pandemic. To help counter the transmission of COVID-19, the government of Malaysia initiated movement control orders (“MCO”), the first effective March 18, 2020. The MCO had resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. Since then, there have been a series of variations of the first MCO which are periodically imposed (in different parts of the country) depending on the increase or decrease in the rate of infection in a particular state or region. Following the expiration of the first MCO, there have been a series of orders including the Conditional Movement Control Order, Recovery Movement Order, Enhanced MCO and the Targeted Enhanced MCO. These orders were made under the Prevention and Control of Infectious Diseases Act 1988 (PCID Act) setting out permitted and prohibited activities and conditions to be complied with to prevent the spread of COVID-19.

On June 15, 2021, the Malaysian Prime Minister unveiled the National Recovery Plan (“NRP”) which comprises four phases with the first phase imposing the most stringent Standard Operating Procedures (“SOPs”). At the time of writing various states in Malaysia have since transitioned onto different phases depending on how successfully they have managed to contain the outbreak. For example, Labuan has already transitioned to the fourth phase with all economic sectors there being allowed to operate with 100% workforce subject to the prescribed SOPs whereas some states such as Selangor remains in the first phase.

Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating of its residents. COVID-19 infections started to drop below the 10,000 mark daily, beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population.

Malaysia officially transitioned to the endemic phase of COVID-19 effective April 1, 2022. Restrictions on businesses and people are minimal. Meanwhile, the government continues to encourage inoculation for those between the ages of 5 to 11 years and its adolescent group which comprised those between the ages 12 to 17. Adults who have been fully vaccinated, i.e. received two doses of the COVID-19 vaccine are encouraged to take booster shots. Starting September 7, 2022, masks in most indoor areas in Malaysia will no longer be compulsory.

The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease;
•	the duration and spread of the outbreak;
•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;
•	regulatory actions taken in response to the pandemic, which may impact merchant operations, consumer and merchant pricing, and our product offerings;
•	other business disruptions that affect our workforce;
•	the impact on capital and financial markets; and
•	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

In addition, the current outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for merchants and consumer purchase patterns, which in turn, could adversely affect our revenue and results of operations.

Furthermore, if a virus or other disease is transmitted by human contact, as is the case with COVID-19, our employees and any constituent of our network may become infected, or may choose, or be advised, to avoid any contact with others, any of which may adversely affect our ability to provide our ZCITY platform and for our merchants and consumers to use our ZCITY platform. In addition, shelter-in-place orders and similar regulations impact merchants’ ability to operate their businesses, consumers’ ability to pick up orders, and our merchants’ ability to make deliveries during certain times, or at all. Even if merchants are able to continue to operate their businesses, many may operate with limited hours, selection and capacity and other limitations. Any limitations on or disruptions or closures of merchants’ businesses could adversely affect our business.

Even if a virus or other disease does not spread significantly and such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. Merchants may be perceived as unsafe during such public health threats, even for order delivery or pickup. If the services offered through our ZCITY platform or at other businesses in our industry become a significant risk for transmitting COVID-19 or similar public health threats, or if there is a public perception that such risk exists, demand for the use of our ZCITY platform would be adversely affected. Any negative impact on consumers’ willingness or ability to order delivery or complete a pickup order, could adversely affect our business, financial condition, and results of operations.

Substantially all of our revenues are concentrated in Malaysia pending expansion into other markets in SEA and East Asia regions. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 pandemic or any epidemic harms Malaysia’s economy and society and the global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 pandemic or treat its impact, almost all of which are beyond our control. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “
Risk Factors
” section.

Regulatory Risks

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

Our business is subject to regulation by various governmental agencies in Malaysia, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy and data protection-related laws and regulations, intellectual property laws, employment and labor laws, workplace safety, governmental trade laws, import and export controls, anti-corruption and anti-bribery laws, and tax laws and regulations. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

•	investigations, enforcement actions, and sanctions;
•	mandatory changes to our network and products;
•	disgorgement of profits, fines, and damages;
•	civil and criminal penalties or injunctions;
•	claims for damages by our customers or channel partners;
•	termination of contracts;
•	failure to obtain, maintain or renew certain licenses, approvals, permits, registrations or filings necessary to conduct our operations; and
•	temporary or permanent debarment from sales to public service organizations.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, results of operations, and financial condition.

Any reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to our business practices, and other penalties, which could negatively affect our business and results of operations. Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause us to change our business practices. Further, our expansion into a variety of new fields also could raise a number of new regulatory issues. These factors could negatively affect our business and results of operations in material ways.

Moreover, we are exposed to the risk of misconduct, errors and failure to functions by our management, employees and parties that we collaborate with, who may from time to time be subject to litigation and regulatory investigations and proceedings or otherwise face potential liability and penalties in relation to noncompliance with applicable laws and regulations, which could harm our reputation and business.

Regulation of the internet generally could have adverse consequences on our business.

We are also subject to regulations and laws in Malaysia specifically governing the internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

Privacy regulations could have adverse consequences on our business.

We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our ZCITY platform.

Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Regulation of gift cards or “E-vouchers” could have adverse consequences on our business.

Our platform’s payment system inevitably provides our customers with reward points that may or may not be deemed gift certificates, store gift cards, general-use prepaid cards, or other vouchers, or “gift cards”, subject to, various laws of multiple jurisdictions. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. Various companies that provided deal products similar to ours around the world are currently or were defendants in purported class action lawsuits.

The application of various other laws and regulations to our products is uncertain. These include laws and regulations pertaining to unclaimed and abandoned property, partial redemption, revenue-sharing restrictions on certain trade groups and professions, sales and other local taxes and the sale of alcoholic beverages. In addition, we may become, or be determined to be, subject to United States federal or state laws or laws in Malaysia or other countries where we operate regulating money transmitters or aimed at preventing money laundering or terrorist financing, including the Bank Secrecy Act, the USA Patriot Act and other similar future laws or regulations in the United States and in the applicable SEA or East Asia countries.

If we become subject to claims or are required to alter our business practices as a result of current or future laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, fines, judgments or settlements could harm our business.

The requirements of being a public company are complex and will increase costs.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors (“Board”), particularly to serve on our audit committee and renumeration committee, and qualified executive officers.

As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Malaysia anti-corruption laws could subject us to penalties and other adverse consequences.

We are required to comply the Malaysia’s anti-corruption laws and the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in Malaysia. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

Litigation is costly and time consuming and could have a material adverse effect our business, results or operations and reputation.

The Company and/or its directors and officers may be subject to a variety of civil or other legal proceedings, with or without merit. From time to time in the ordinary course of its business, we may become involved in various legal proceedings, including commercial, employment and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.

Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results or operations and reputation.

We face potential liability and expense for legal claims based on the content on our ZCITY platform.

We face potential liability and expense for legal claims relating to the information that we publish on our website and our ZCITY platform, including claims for copyright or trademark infringement, among others. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our website or mobile app, our ZCITY platform may become less useful to consumers and our traffic may decline, which could have a negative impact on our business and financial performance.

Our intellectual property rights may be inadequate to protect us against others claiming violations of their proprietary rights and the cost of enforcement could be significant.

The future success of our business is dependent upon the intellectual property rights surrounding our technology, including trade secrets, know-how and continuing technological innovation. Although we will seek to protect our proprietary rights, our actions may be inadequate to protect any proprietary rights or to prevent others from claiming violations of their proprietary rights. There can be no assurance that other companies are not investigating or developing other technologies that are similar to our technology. In addition, effective intellectual property protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate designation of our technology. Any of these claims, with or without merit, could subject us to costly litigation. If the protection of proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished. Any of these events could have an adverse effect on our business and financial results.

Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. We are seeking to protect our trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Item 1B
.
Unresolved Staff Comments

None.

Item 2. Properties.

Our principal executive offices are located at 276 5th Avenue, Suite 704 #739, New York, New York 10001 and
No.29, Jalan PPU 2A, Taman Perindustrian Pusat Bandar Puchong, 47100 Puchong, Selangor, Malaysia.
We lease and maintain our offices, and we
currently do not own any real estate.

Item 3. Legal Proceedings

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “TGL.”

Holders

As
of December 1, 2022, there were 26 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans and do not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the Company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2022, the registrant has granted or issued the following securities of the registrant that were not registered under the Securities Act, as amended.

(a)
Issuance of Capital Stock
.

On July 1, 2021, we issued 232,666 shares of our common stock to Exchange Listing LLC pursuant a consulting agreement.

On October 27, 2021, we issued 312,585 shares of our common stock to three individuals pursuant to a Share Swap Agreement, as amended in consideration for all of the equity of Gem Reward Sdn. Bhd.

The issuance of the capital stock listed above was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

(b)
Warrants
.

On July 1, 2021, we issued a five-year warrant to purchase 300,000 shares of our common stock to Exchange Listing, LLC pursuant to a consulting agreement dated July 1, 2021 between us and Exchange Listing, LLC. The warrant has an exercise price of $4.00 per share.

The issuance of the warrants listed above were deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

(c)
Option Grants
.

None.

(d)
Issuance of Notes
.

On July 10, 2021 we issued a Convertible Redeemable Note in the principal amount of $36,879.00 to Tan Ann Bee, an existing stockholder of the Company (the “Bee Note”). The Bee Note was due on the third anniversary of the issuance date and does not bear interest unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. The Bee Note is prepayable at any time. On June 30, 2021, the Securities Purchase Agreement related to the Bee Note was executed and on such date the Company received $36,879.00 for the purchase of the Bee Note. On August 11, 2022, we converted the Bee Note in full into 5,344 shares of our common stock.

On July 29, 2021 we issued a Convertible Redeemable Note in the principal amount of $236,462.52 to Kainan Resources Sdn Bhd, a Malaysian private limited company (the “Kainan Note 2”). The Kainan Note 2 was due on the third anniversary of the issuance date and does not bear interest unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. The Kainan Note 2 is prepayable at any time. On August 11, 2022, we converted the Kainan Note 2 in full into 34,270 shares of our common stock.

On September 22, 2021 we issued a Convertible Redeemable Note in the principal amount of $240,442.41 to Chuah Su Mei, an existing stockholder of the Company (the “Chuah Note”). The Chuah Note was due on the third anniversary of the issuance date and does not bear interest unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. On August 11, 2022, we converted the Chuah Note in full into 34,847 shares of our common stock.

On October 20, 2021 we issued a Convertible Redeemable Note in the principal amount of $120,235.66 to Click Development Berhad, a Malaysian company and an existing stockholder of the Company (the “Click Note”), also related party per Note 10 in the consolidated financial statements. The Click Note was due on the third anniversary of the issuance date and does not bear interest unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. The Click Note is prepayable at any time. On August 11, 2022, we converted the Click Note in full into 17,425 shares of our common stock.

On November 4, 2021 we issued a Convertible Redeemable Note in the principal amount of $120,555.15 to Whitney Tan Ann Nee , an existing stockholder of the Company (the “Whitney Nee Note”). The Whitney Nee Note was convertible by the Company in full, but not in part, into 17,472 shares of our common stock and such conversion is mandatory upon the listing of our shares of common stock on Nasdaq. The Whitney Nee Note is due on the third anniversary of the issuance date and does not bear interest unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. The Whitney Nee Note is prepayable at any time. On August 11, 2022, we converted the Whitney Nee Note in full into 17,472 shares of our common stock.

On November 4, 2021 we issued a Redeemable Convertible Note in the principal amount of $1,013,106.38 to Repro Solution Sdn Bhd, a Malaysian private limited company and an existing stockholder of the Company (the “Repro Note 2”). The Repro Note 2 is convertible by the Company in full, but not in part, into 146,827 shares of our common stock and such conversion is mandatory upon the listing of our shares of common stock on Nasdaq. The Repro Note 2 is due on the third anniversary of the issuance date and does not bear interest unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. The Repro Note 2 is prepayable at any time. On August 11, 2022, we converted the Repro Note 2 in full into 146,827 shares of our common stock.

On November 5, 2021 we issued a Convertible Redeemable Note in the principal amount of $108,590.73 to World Cloud Ventures Sdn Bhd, a Malaysian private company and an existing stockholder of the Company (the “World Cloud Note, also related party per Note 10 in the consolidated financial statements The World Cloud Note was due on the third anniversary of the issuance date and does not bear interest unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. The World Cloud Note is prepayable at any time. Jau Long “Jerry” Ooi, a Vice President of the Company owns 50% of the equity of World Cloud Ventures Sdn. Bhd. On August 11, 2022, we converted the World Cloud Note in full into 15,738 shares of our common stock.

On January 3, 2022 we issued a Convertible Redeemable Note in the principal amount of $568,308.87 to Cloudmaxx Sdn Bhd, a Malaysian private company (the “Cloudmaxx Note”), also related party per Note 10 in the consolidated financial statements  The Cloudmaxx Note was due on the third anniversary of the issuance date and does not bear interest unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. Jau Long “Jerry” Ooi, a Vice President of the Company owns 30% of the equity of Cloudmaxx Sdn. Bhd. On August 11, 2022, we converted the Cloudmaxx Note in full into 82,363 shares of our common stock.

On January 3, 2022 we entered into a Loan Agreement (the “Tophill Loan Agreement 1”) with Tophill Holding Sdn. Bhd (“Tophill”), pursuant to which Tophill provided us with a revolving loan facility to borrow up to RM 20,000,000 (approximately $4,800,000) at 3.5% per annum, which is payable on demand. On March 15, 2022 the Tophill Loan Agreement 1 was amended to provide that (i) all principal and accrued and unpaid interest outstanding under the Tophill Loan Agreement 1 on the closing of our initial public offering will automatically be converted into shares of our common stock at a conversion price that is equal to 80% of the initial public offering price and (ii) the Tophill Loan Agreement 1 terminates on the closing date of our initial public offering.

On May 13, 2022 we entered into an additional Loan Agreement (the “Tophill Loan Agreement 2”) with Tophill, pursuant to which Tophill provided us with a revolving loan facility to borrow up to RM 50,000,000 (approximately $11,900,000) with terms that are identical to the Tophill Loan Agreement 1, as amended.

The notes and loan described above was deemed exempt from registration in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipients of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Use of Proceeds from our Initial Public Offering of Common Stock

On August 15, 2022, we closed our initial public offering, in which we sold and issued 2,300,000 shares of our common stock at a price to the public of $4.00 per share. We received $8,235,109.74 in net proceeds from our IPO after deducting underwriting discounts and commissions and other offering expenses.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-264364), which was declared effective by the SEC on August 10, 2022.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 12, 2022.

Transfer Agent

The transfer agent for the common stock is VStock Transfer LLC,
18 Lafayette Place, Woodmere, New York
, telephone
(212) 828-8436.

Item 6.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto and other financial information, which are included elsewhere in this Report.
This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in other sections of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this Report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Overview

Treasure Global Inc. (“TGI”, “we”, “our”, or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. TGI has no substantive operations other than holding all of the outstanding shares of Gem Reward Sdn. Bhd. (“GEM”), which was established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

Prior to March 11, 2021, TGI and GEM were separate companies under the common control of
Kok Pin “Darren” Tan, which resulted from Mr. Tan’s prior 100% ownership of TGI and his prior 100% voting and investment control over GEM pursuant to the Beneficial Shareholding Agreements. For a more detailed description of the Beneficial Shareholding Agreements and Mr. Tan’s common control over TGI and GEM see
“Prospectus Summary—Corporate Structure.

On March 11, 2021, TGI and GEM were reorganized into a parent subsidiary structure pursuant to the Share Swap Agreement in which TGI exchanged the Swap Shares for all equity of GEM. Pursuant to the Share Swap Agreement, the purchase and sale of the Swap Shares was completed on March 11, 2021, but the issuance of the Swap Shares did not occur until October 27, 2021 when TGI amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the Swap Shares. As a result of the Share Swap Agreement, (i) GEM became the 100% subsidiary of TGI and Kok Pin “Darren” Tan no longer had any control over the GEM ordinary shares and (ii) Kok Pin “Darren” Tan, the Initial GEM Shareholders and Chong Chan “Sam” Teo owned 100% of the shares of TGI common stock (Kok Pin “Darren” Tan owning approximately 97%). Subsequent to the date of the Share Swap Agreement, Kok Pin “Darren” Tan transferred 9,529,002 of his 10,000,000 shares of TGI common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

On August 15, 2022, we had closed our initial underwritten public offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. Meanwhile we received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, and other estimated offering expenses amounted to approximately $1.0 million.

We have created an innovative O2O e-commerce platform business model offering consumers and merchants instant rebates and affiliate cashback programs, while providing a seamless e-payment solution with rebates in both e-commerce (i.e., online) and physical retailers/merchant (i.e., offline) settings.

Our proprietary product is an App branded “ZCITY App”, which was developed through GEM. The ZCITY App was successfully launched in Malaysia June 2020. GEM is equipped with the know-how and expertise to develop additional/add-on technology-based products and services to complement the ZCITY App, thereby growing its reach and user base.

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan.

As of December 5, 2022, we had over 2,312,114registered users and over 1,998 registered merchants.

SEA consumers have access to a plethora of smart ordering, delivery and “loyalty” websites and apps, but in our experience, SEA consumers very rarely receive personalized deals based on their purchases and behavior.

The ZCITY App targets consumer through the provision of personalized deals based on consumers’ purchase history, location and preferences. Our technology platform allows us to identify the spending trends of our customers (the when, where, why, and how much). We are able to offer these personalized deals through the application of our proprietary artificial intelligence (or “AI”) technology that scours the available database to identify and create opportunities to extrapolate the greatest value from the data, analyze consumer behavior and roll out attractive rewards-based campaigns for targeted audiences. We believe this AI technology is currently a unique market differentiator for the ZCITY App.

We operate our ZCITY App on the hashtag: “#RewardsOnRewards”. We believe this branding demonstrates to users the ability to spend ZCITY App-based Reward Points (or “RP”) and “ZCITY Cash Vouchers” with discount benefits at checkout. Additionally, users can earn rewards from selected e-Wallet or other payment methods.

ZCITY App users do not require any on-going credit top-up or need to provide bank card number with their binding obligations. We have partnered with Malaysia’s leading payment gateway, IPAY88, for secure and convenient transactions. Users can use our secure platform and enjoy cashless shopping experiences with rebates when they shop with e-commerce and retail merchants through trusted and leading e-wallet providers such as Touch’n Go eWallet, Boost eWallet, GrabPay eWallet and credit card/online banking like the “FPX” (the Malaysian Financial Process Exchange) as well as more traditional providers such as Visa and Mastercard.

Key Factors that Affect Operating Results

We believe the key factors affecting our financial condition and results of operations include the following:

Our Ability to Create Value for Our Users and Generate Revenue

Our ability to create value for our users and generate our revenues from merchants is driven by the factors described below:

•
Number and volume of transactions completed by our consumers
. Consumers are attracted to ZCITY by the breadth of personalized deals/rewards and the interactive user experience our platform offers. The number and volume of transaction completed by our member consumers is affected by our ability to continue to enhance and expand our product and service offerings and improve the user experience.

•
Empowering data and technology.
Our ability to engage our member consumers and empower our merchants and their brands is affected by the breadth and depth of our data insights, such as the accuracy of our members’ shopping preferences, and our technology capabilities and infrastructure, and our continued ability to develop scalable services and upgrade our platform user experience to adapt to the quickly evolving industry trends and consumer preferences.

Our Investment in User Base, Technology, People and Infrastructure

We have made, and will continue to make, significant investments in our platform to attract consumers and merchants, enhance user experience and expand the capabilities and scope of our platform. We expect to continue to invest in our research and development team as well as in our technology capabilities and infrastructure, which will lower our margins but deliver overall long-term growth.

Impact of the COVID-19 Pandemic

The current outbreak of COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease in Southeast Asia (or “SEA”);

•	the duration and spread of the outbreak;

•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;

•	regulatory actions are taken in response to the pandemic, including MCOs, which may impact merchant operations, consumer and merchant pricing, and our product offerings;

•	other business disruptions that affect our workforce;

•	the impact on capital and financial markets; and

•	action taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

In addition, the current outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for merchants and consumer purchase patterns, which in turn, could adversely affect our revenue and results of operations.

Since the onset of the COVID-19 pandemic in March 2020, all our merchant clients have been affected by COVID-19 measures for Food and Beverage (“F&B”) as these measures temporarily stopped restaurant dine-ins.

•	Some of our restaurant clients ceased operations permanently and many were closed since June 2020 without any notice of reopening their business to date.

•	We may face continuing challenges to onboard new merchant clients.

With the ongoing COVID-19 pandemic, we also face challenges in our operation as follows:

•	disruptions of operations in SEA where staff have had to work from home;

•	on ground Marketing Strategic for new users onboard, is even more difficult; and

•	marketing events being delayed.

The pandemic, however, has also created more advantages for us as follows:

•	usage of e-wallet technology has widened and become more common to the general public, people prefer to go cashless and utilize the “Scan and Pay” features ZCITY offers;

•	our teams have transitioned from on-ground marketing strategies to digital marketing strategies in order to maintain and boost user recruitment;

•	during the pandemic “lockdown phases, our business operations have carried on without significant disruption even as most all of our employees’ work remotely; and

•
we have taken advantage of the push to digitalization posture taken by the Malaysian government, by providing a platform and channel to meet users daily essential payment needs such as processing bill payments, online shopping vouchers, “gaming pin” and e-wallet top-up vouchers.

In this regard, ZCITY has acted as an aggregator payment gateway, but not a digital wallet itself. We believe the business model has further enhanced user experience and reliance and developed user loyalty to our platform. We have experienced a slow-down in hiring new personnel. We believe this is due to a downturn in the available human capital in the employment market generally in Malaysia. However, with the existing talents in the organization, everyone is playing their role to fulfil the business needs while waiting for the vacancies to be filled. We have a detailed plan to attract suitable talents to join us.

The spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events and conferences and further actions may be taken as required or recommended by government authorities or as we determine are in the best interests of our employees, customers and other business partners. The pandemic period is challenging, yet ZCITY is able to generate more sales revenue through virtual meetings and training to our business partners and potential markets. We are monitoring the global outbreak of the pandemic in SEA.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time.

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as of June 30, 2022, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been global supply chain disruptions as a result of the COVID-19 pandemic or Russia’s recent invasion of Ukraine that may have affected the operations of some of our online or offline merchants, these disruptions have not had a material adverse effect on our business as of June 30, 2022, but we will continue to monitor the effects of supply chain disruptions on our business in future periods.,

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for each quarter during the years ended June 30, 2021 and 2022, are set forth in the table below:

	For the quarters ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2020	2021	2021	2021	2021	2022	2022
Number of new registered user (1)	44,532	281,470	262,784	245,582	288,540	364,218	466,534
Number of active users (2)	42,225	300,270	347,596	362,805	421,287	448,247	443,430
Number of new participating merchants	613	651	270	44	15	14	7

(1) Registered are persons who have registered on the ZCITY App.

(2) Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of	As of	As of
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2020	2021	2021	2021	2021	2022	2022
Accumulated registered users	58,868	340,338	603,122	848,704	1,137,244	1,501,462	1,967,996
Accumulated Participating merchants	984	1,635	1,905	1,949	1,964	1,978	1,985

We have experienced substantial growth in registered users and active users since we launched ZCITY platform in June 2020. As of June 30, 2022, we recorded 1,967,996 registered users and 443,430 active users from ZCITY platform. Our average percentage of growth of register and active users throughout the quarter ended June 30, 2022 since the establishment of the ZCITY platform was approximately 143.4% and 283.8%, respectively. However, the average percentage of growth of registered and active users decreased in the last five quarters from June 30, 2022 which was a result of the resurgence of the COVID-19 outbreak and the imposition by the Malaysian Government of a Movement Control Order (“MCO”)
in May and June of 2021 as the majority of our participating merchants are restaurant owners or service providers and required the spending from our participating members to be in person. Despite the negative impact of the COVID-19 resurgence, we expect our product and loyalty program revenue to continue to grow in 2022 and beyond as a growing proportion of the Malaysian population have been fully vaccinated
 and we expect to continue to attract more people to engage with our platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end of each quarter is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
July 1, 2020	September 30, 2020	14,336	2,945	20.5%
October 1, 2020	December 31, 2020	58,868	42,225	71.7%
January 1, 2021	March 31, 2021	340,338	300,270	88.2%
April 1, 2021	June 30, 2021	603,122	347,596	57.6%
July 1, 2021	September 30, 2021	848,704	362,805	42.7%
October 1, 2021	December 31, 2021	1,137,244	421,287	37.0%
January 1, 2022	March 31, 2022	1,501,462	448,247	29.8%
April 1, 2022	June 30, 2022	1,967,996	443,430	22.5%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of each quarter is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
July 1, 2020	September 30, 2020	2,945	2,879	66	N/A	N/A
October 1, 2020	December 31, 2020	42,225	41,142	1,083	63.3%	36.7%
January 1, 2021	March 31, 2021	300,270	281,432	18,838	55.4%	44.6%
April 1, 2021	June 30, 2021	347,596	262,780	84,816	71.8%	28.2%
July 1, 2021	September 30, 2021	362,805	245,580	117,225	66.3%	33.7%
October 1, 2021	December 31, 2021	421,287	288,536	132,751	63.4%	36.6%
January 1, 2022	March 31, 2022	448,247	361,143	87,104	78.5%	21.5%
April 1, 2022	June 30, 2022	443,430	368,390	75,040	83.3%	16.7%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

Over the last 21 months, we have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the years ended June 30, 2022 and 2021

Revenue

Our breakdown of revenues by categories for the years ended June 30, 2022 and 2021, respectively, is summarized below:

	For the Years Ended June 30,				Change
	2022	%	2021	%	%

Product and loyalty program revenue	$79,409,756	99.7%	$13,889,370	99.1%	471.8%
Transaction revenue	53,667	0.1%	30,562	0.2%	75.6%
Agent subscription revenue	15	0.0%	100,421	0.7%	(99.9)%
Member subscription revenue	211,441	0.2%	-	-	100%
Total revenues	$79,674,879	100.0%	$14,020,353	100.0%	468.3%

Total revenues increased by approximately $ 65.7 million or 468.3% to approximately $79.7 million for the year ended June 30, 2022 from approximately $14.0 million for the year ended June 30, 2021.  The increase was mainly attributable to the exponential growth of the registered user from our O2O e-commerce platform known as “ZCITY” platforms as we had acquired 1,364,874 new registered users for year ended June 30, 2022 compared to 603,122 new registered users for the same period in 2021. The increase of registered users enhanced the traffic of our platform and allowed us to monetize our revenue streams including product revenue, loyalty program revenue, transaction revenue and member subscription revenue. The change for each revenue stream was as follows:

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products, and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. We have experienced significant growth in register users and active users since we launched our ZCITY platform in June 2020. As of June 30, 2022, we recorded 1,967,996 registered users and 443,430 active users from ZCITY platform. Our average percentage of growth of registered and active users throughout the quarter ended June 30, 2022 since the establishment of ZCITY platform was approximately 143.4% and 283.8%, respectively. However, the average percentage of growth of register and active user was decreased in last five quarters as of June 30, 2022 which was resulted from the resurgence of COVID-19 outbreak and MCO in May and June of 2021 as majority of our participated merchants are restaurant owners or service providers and required the spending from our participated members to be in person. Despite the negative impact of COVID-19 resurgence, we expect our product and loyalty program revenue continued to grow for 2022 and beyond as more population in the Malaysia have been fully vaccinated
 and we will continue to attract more people to engage with our platform.

Transaction revenue

The transactions revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue increased by approximately $23,000 or 75.6% to approximately $54,000 for the year ended June 30, 2022 from approximately $31,000 for the year ended June 30, 2021. The increase was mainly attributable to the fact that we engaged with 1,985 local merchants to connect them with their customers through our ZCITY platform as of June 30, 2022 compared to 1,905 as of June 30, 2021. Our average percentage of growth of new merchants was approximately 36.0% throughout the quarters as of June 30, 2022 since the establishment of ZCITY platform. Even though we experienced slowdown in adding new merchants to our platform during the last five quarters ended June 30, 2022, as a result of resurgence of COVID-19.

Agent subscription revenue

Agent subscription revenue primarily consists of fees charged to the agents in exchange for rights by introducing merchants to join our merchant network and to earn a future fixed percentage of commission fees upon completion of each sales transaction between the referred merchants and their customers. Agent subscription revenue decreased by $100,406 or 99.9% to $15 for the year ended June 30, 2022 from $100,421 for the year ended June 30, 2021. The decrease was mainly due to our shift of business strategies to Zmember subscription revenue which is a member oriented program designated to attract more customer to engage with our ZCITY platform.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus, and referral rewards.
Member subscription revenue increased by 100.0% to $211,441 for the year ended June 30, 2022 as we launch the Zmember program for the year end June 30, 2022 to enhance our customer engagement with our ZCITY platform. As of June 30, 2022 we had 9,370 customers who subscribed to our Zmember program.

Cost of Revenue

Our breakdown of cost of revenues by categories for the years ended June 30, 2022 and 2021, respectively, is summarized below:

	For the Years Ended June 30,		Change
	2022	2021	%

Product and loyalty program revenue	$79,198,691	$13,880,408	470.6%
Total cost of revenue	$79,198,691	$13,880,408	470.6%

Cost of revenues mainly consist of the purchases of the gift card or “E-voucher” pin code, and health care product which is directly attributable to our product revenue. Total cost of revenue increased by approximately $65.3 million or 470.6% for the year ended June 30, 2022 compared with the same period in 2021. The increase was in line with our increase revenue.

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the year Ended June 30, 2022	For the year Ended June 30, 2021	Change	Percentage Change

Product and loyalty program revenue
Gross profit	$211,065	$8,962	$202,103	2,255.1%
Gross margin	0.3%	0.1%	0.2%

Transaction revenue
Gross profit	$53,667	$30,562	$23,105	75.6%
Gross margin	100.0%	100.0%	-%

Agent subscription revenue
Gross profit	$15	$100,421	$(100,406)	(99.9)%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$211,441	$-	$211,441	100.0%
Gross margin	100.0%	-%	(100.0)%

Total
Gross profit	$476,188	$139,945	$336,243	240.3%
Gross margin	0.6%	1.0%	(0.4)%

Gross profit for the year ended June 30, 2022 amounted to approximately $0.5 million as compared to approximately $0.1 million for the year ended June 30, 2021. Gross margin was approximately 0.6% and 1.0% for the years ended June 30, 2022 and 2021, respectively. The increase in gross profit was mainly due to increase of revenue in product and loyalty revenue and transaction revenue as result of exponential growth of registered users and active users for the year ended June 30, 2022. The decrease in gross margin was mainly due to the increase of product and loyalty program revenue which brought up the denominator of our gross profit and resulted in lower overall gross margin for the year ended June 30, 2022.  In the year ended June 30, 2021, our agent subscription revenue had 100% gross margin and with lower denominator of our gross profit and resulted in higher overall gross margin for the year ended June 30, 2021.   Our product and loyalty program gross margin increased from 0.1% for the year ended June 30, 2021 to 0.3% for the year ended June 30, 2022.  As we had more member signed up our platform, we had slightly reducing our discount to attract users to sign up with our platform and resulted in higher product and loyalty program gross margin for the year ended June 30, 2022.

Operating Expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses, and stock-based compensation.

Selling expenses

Selling expenses amounted to approximately $6.3 million and $3.0 million for the years ended June 30, 2022 and 2021, respectively. Representing an increase of approximately $3.2 million or 107.1%. The increase was mainly due to increase in marketing and promotion expense of approximately $3.4 million related to promoting our ZCITY platform and eventually attracting more people to sign up as members. Marketing and promotion expense also consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the years ended June 30, 2022 and 2021, we incurred approximately $2.8 million and $0.4 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers.

General and administrative expense

General and administrative expenses amounted to approximately $2.8 million and $4.2 million for the years ended June 30, 2022 and 2021, respectively. Representing a decrease of approximately $1.5 million or 34.9%. The decrease was mainly due to decrease of approximately $2.4 million in professional/ consulting fees (including related parties)  as we incurred less consulting fees related to early preparation of our initial public offering in the United States for the year ended June 30, 2022 as compared to the same period in 2021. The decrease was offset by an increase of approximately $0.6 million in salaries expenses as a result of expansion of our business operation after the launch of our ZCITY platform.

Research and development expenses

Research and development expense amounted to approximately $0.3 million and $0.4 million for the years ended June 30, 2022 and 2021, respectively, representing a decrease of approximately $0.1 million or 38.8%. The decrease was mainly due to our ZCITY platform becoming more sophisticated as less maintenance was required for the year ended June 30, 2022.

Stock-Based Compensation expenses

Stock-based compensation expenses amounted to approximately $1.3 million and $0 for the years ended June 30, 2022 and 2021, respectively, representing increase of approximately $1.3 million. The increase was mainly due to we engaged with Exchange Listing, LLC, to provide advisory service in capital market advisory, corporate governance, and organizational meeting related to our initial public offering in the United States.

Other Expense, net

Other expense, net amounted to approximately $1.5 million and $0.3 million for the years ended June 30, 2022 and 2021, respectively. Representing an increase of approximately $1.2 million or 374.3%. The increase was mainly attributable to the interest expense incurred as well as amortization of debt discount from convertible notes. For the year ended June 30, 2022, we incurred interest expense of approximately $0.3 million and amortization of debt discount of approximately $1.3 million. For the year ended June 30, 2021, we incurred interest expense of approximately $0.2 million and amortization of debt discount of approximately $0.2 million.

Provision for Income Taxes

Provision for income tax were amount to $15,600 and $2,000 for the years ended June 30, 2022 and 2021. The amount was attributable to tax imposed on Treasure Global Inc from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis.

We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied.

For the years ended June 30, 2022 and 2021, our foreign subsidiary did not generate any income that are subject to Subpart F tax and GILTI tax.

Net Loss

Our net loss increased by approximately $3.8 million from approximately $8.0 million for the year ended June 30, 2021 to approximately $11.7 million for the year ended June 30, 2022, predominately due to reasons as discussed above.

Liquidity and Capital Resources

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through cash flows from contribution from shareholders, issuance of convertible notes, related party loans, and our completion of initial underwritten public offering.

As of June 30, 2022 and 2021, we had approximately $1.8 million and $2.8 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. We have a working capital deficit of approximately $15.9 million and $1.6 million at June 30, 2022 and June 30, 2021, respectively.

Subsequent to June 30, 2022, we have additionally borrowed approximately $2.7 million under Tophill Loan Agreement 2 on terms identical to the Tophill Loan Agreement 1 which all principal and accrued and unpaid interest outstanding will automatically be converted into shares of our common stock at a conversion price that is equal to 80% of the initial public offering price.

On August 15, 2022, we had
closed our initial underwritten public offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. We had received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts and commissions and fees, and other estimated offering expenses which amounted to approximately $1.0 million.

After the completion of the underwritten initial public offering, following the conversion of convertible notes payable, net of unamortized discounts to equity, we expect our working capital to change from a deficit of approximately $15.9 million to a positive working capital of approximately $5.6 million.

Despite of receiving the net proceeds from our initial underwritten public offering, the management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, the management has determined there is substantial doubt about its ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from the Company’s related parties.

The following summarizes the key components of our cash flows for the years ended June 30, 2022 and 2021:

	For the Years Ended
	June 30, 2022	June 30, 2021

Net cash used in operating activities	$(8,663,901)	$(6,797,648)
Net cash used in investing activities	(311,739)	(84,850)
Net cash provided by financing activities	8,163,893	9,796,905
Effect of exchange rate on cash and cash equivalents	(186,419)	(71,381)
Net change in cash and cash equivalents	$(998,166)	$2,843,026

Operating Activities

Net cash used in operating activities for the year ended June 30, 2022 was approximately $8.7 million and were mainly comprised of the net loss of approximately $11.7 million, decrease of account payable (including related parties) of approximately $0.2 million as we had pay out some of the account payable balance to the third parties or related parties vendors timely, decrease of customer deposits, related parties of approximately $0.2 million  as we had returned the deposit related to I.T professional service back to the related parties due to projects abandoned, and decrease of other payables, related parties as we paid out the remaining balance of professional fee incurred from two related parties of approximately $0.1 million.  The net cash used in operating activities was mainly offset by amortization of debt discount of approximately $1.3 million, stock-based compensation of approximately $1.3 million, decrease of inventories of approximately $0.2 million as we improved our inventories turnover rate due to demand of our product, and the increase in other payables and accrued liability of approximately $0.7 million mainly related to the accrued professional expenses.

Net cash used in operating activities for the year ended June 30, 2021 was approximately $6.8 million and were mainly comprised of the net loss of approximately $7.9 million, increase of inventories of approximately $0.4 million as we need to stock up the gift card or “E-voucher” after the launch of our ZCITY platform for resale and the increase in prepayments of approximately $0.2 million as our vendors required us to make more deposits to secure our E-voucher purchases. The net cash used in operating activities was mainly offset by the amortization of debt discount of approximately $0.2 million, the decrease in other receivable and other current assets of approximately $0.5 million as we collected back our security deposits during the period, the increase in accounts payable (including related parties) of approximately $0.2 million as we make more purchase on account, the increase in customer deposits (including related parties) of approximately $0.3 million as we collected customer  deposit from third parties and related parties related to our I.T professional service, and the increase in other payables and accrued liabilities (including related party)

of approximately $0.5 million mainly related to the accrued professional expenses

Investing Activities

Net cash used in investing activities for the year ended June 30, 2022 was approximately $0.3 million, which was in respect of purchase of equipment for our operations.

Net cash used in investing activities for the year ended June 30, 2021 was approximately $85,000, which was in respect of purchase of equipment for our operations.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2022 was approximately $8.2 million, which were mainly comprised of proceeds received from the issuance of convertible note from third parties and related parties of approximately $8.6 million, and proceeds received from third parties loans of approximately $1.5 million, offset by repayment to related parties loan of approximately $1.8 million, and approximately $0.1 million payment of deferred offering costs.

Net cash provided by financing activities for the year ended June 30, 2021 was approximately $9.8 million, which were mainly comprised of capital contributions received from the shareholders of approximately $0.2 million, proceeds received from the issuance of convertible note from third parties and related parties and senior note of approximately $5.5 million and proceeds borrowed from our related parties of approximately $4.0 million.

Off-Balance Sheet Arrangements

As of June 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Estimate

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are significant to the preparation of our financial statements. These estimates are important for an understanding of our financial condition and results of operation. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting estimates involve the most significant estimates and judgments used in the preparation of our financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue, the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, realization of deferred tax assets and uncertain tax position, and fair value of our stock price to determine the beneficial conversion feature ("BCF") within the convertible note
. Actual results could differ from these estimates.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 days. Accounts receivable include money due from agent subscription revenue and sales of health care product on its Z-city platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.
Our allowance for accounts receivables were $227 and $25,690, as of June 30, 2022 and 2021, respectively,

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include gift card or “E-voucher” pin code which are purchased from our suppliers as merchandized goods or store credit, and healthcare products. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2022 and 2021, impairments of inventories amounted to $8,805 and $0, respectively, were provided for E-vouchers.

Other receivables and other current assets, net

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance of other receivable and other current assets were recorded as of June 30, 2022 and 2021.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, we will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. No allowance of prepayments were recorded as of June 30, 2022 and 2021.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of June 30, 2022 and 2021.

Revenue recognition

Loyalty program

- Performance obligations satisfied over time

Our Z-City reward loyalty program allows members to earn points on purchases that can be redeemed for rewards that include discounts on future purchases. When members purchase our product or make purchase with our participated vendor through Z-City, we allocate the transaction price between the product or service, and the reward points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the reward points is initially recorded as contract liability and subsequently recognized as revenue upon redemption or expiration.

The two primary estimates utilized to record the contract liability for reward points earned by members are the estimated retail price per point and estimated breakage. The estimated retail price per point is based on the actual historical retail prices of product purchased or service obtained through the redemption of reward points. We estimate breakage of reward points based on historical redemption rates. We continually evaluate its methodology and assumptions based on developments in retail price per point redeemed, redemption patterns and other factors. Changes in the retail price per point and redemption rates have the effect of either increasing or decreasing the contract liability through current period revenue by an amount estimated to represent the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.

Income taxes

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Convertible notes

We evaluate our convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by us as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and we amortize the discount to interest expense, over the life of the debt.

Recent Accounting Pronouncements

See Note 2 of the notes to the consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

TREASURE GLOBAL INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Treasure Global Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure Global Inc.
(the “Company”) as of
June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stock holders’
(deficiency) equity and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Correction of Previously Issued Financial Statements

As discussed in note 2, the accompanying consolidated financial statements as of June 30, 2021 and for the year ended June 30, 2021 have been revised to correct the errors.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, a working capital deficit and accumulated deficit at June 30, 2022
. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note
3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 3, there could be a material adverse effect on the Company.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an
opinion on the Company’s consolidated financial statements
based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly
, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as
the Company’s auditor since 202
1

New York, New York
December 5, 2022

TREASURE GLOBAL INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2022	2021
		( As Revised)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,845,232	$2,843,398
Accounts receivable, net	-	83,917
Accounts receivable, a related party	-	10,317
Amount due from related parties	-	60,910
Inventories	216,069	392,764
Other receivable and other current assets	8,780	14,812
Prepayments	203,020	179,286
Total current assets	2,273,101	3,585,404

OTHER ASSETS
Property and equipment, net	337,645	102,648
Deferred offering costs	93,536	-
Total other assets	431,181	102,648

TOTAL ASSETS	$2,704,282	$3,688,052

LIABILITIES AND STOCKHOLDERS ’ DEFICIENCY
CURRENT LIABILITIES
Related party loan, current portion	$4,505	$5,011
Convertible notes payable, net of unamortized discounts of $717,260 a nd $0 as of June 30, 2022 and 2021, respectively	10,954,042	-
Convertible notes payable, related parties	2,437,574	-
Loans from third parties	1,417,647	-
Account payable	25,397	44,987
Account payable, related parties	14,326	160,701
Customer deposits	73,317	146,479
Customer deposits, related parties	-	195,511
Contract liability	56,757	12,307
Other payables and accrued liabilities	1,161,860	458,599
Other payables, related parties	-	113,402
Amount due to related parties	2,060,088	4,008,785
Income tax payables	16,445	2,000
Total current liabilities	18,221,958	5,147,782

NON-CURRENT LIABILITIES
Related party loan, non-current portion	13,883	20,070
Senior note	65,000	65,000
Convertible notes payable, net of unamortized discounts of $0 and $758,508 as of June 30, 2022 and 2021, respectively	-	3,575,453
Convertible note s payable, a related part y	-	1,400,000
Total non-current liabilities	78,883	5,060,523
TOTAL LIABILITIES	18,300,841	10,208,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, par value $0.00001; 150,000,000 shares authorized, 10,545,251 and 10,312,585 shares
issued and outstanding as of June 30, 2022 and 2021, respectively	105	103
Additional paid-in capital	4,020,552	1,504,950
Accumulated deficit	(19,715,740)	(7,969,726)
Accumulated other comprehensive income (loss)	98,524	(55,580)
TOTAL STOCKHOLDERS' DEFICIENCY	(15,596,559)	(6,520,253)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,704,282	$3,688,052

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2022	2021

REVENUES	$79,674,879	$14,020,353

COST OF REVENUES	(79,198,691)	(13,880,408)

GROSS PROFIT	476,188	139,945

SELLING	(6,282,465)	(3,034,197)
GENERAL AND ADMINISTRATIVE	(2,819,811)	(4,264,265)
RESEARCH AND DEVELOPMENT	(266,716)	(435,471)
STOCK-BASED COMPENSATION	(1,283,994)	-
TOTAL OPERATING EXPENSES	(10,652,986)	(7,733,933)

LOSS FROM OPERATIONS	(10,176,798)	(7,593,988)

OTHER (EXPENSE) INCOME
Other income, net	54,854	75,270
Interest expense	(341,609)	(163,945)
Amortization of debt discount	(1,266,861)	(238,917)
TOTAL OTHER EXPENSE, NET	(1,553,616)	(327,592)

LOSS BEFORE INCOME TAXES	(11,730,414)	(7,921,580)

PROVISION FOR INCOME TAXES	(15,600)	(2,000)

NET LOSS	(11,746,014)	(7,923,580)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	154,104	(43,145)

COMPREHENSIVE LOSS	$(11,591,910)	$(7,966,725)

LOSS PER SHARE
Basic and diluted	$(1.12)	$(0.77)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	10,469,396	10,312,585

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' (DEFICIENCY) EQUITY

					ACCUMULATED	TOTAL
			ADDITIONAL		OTHER	STOCKHOLDERS'
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE	(DEFICIENCY)
	Number of shares	Par value	CAPITAL	DEFICIT	(LOSS) INCOME	EQUITY
Balance as of June 30, 2020	10,312,585	$103	$479,131	$(46,146)	$(12,435)	$420,653
Capital contributions	-	-	240,754	-	-	240,754
Beneficial conversion feature from issuance of convertible note	-	-	785,065	-	-	785,065
Net loss	-	-	-	(7,923,580)	-	(7,923,580)
Foreign currency translation adjustment	-	-	-	-	(43,145)	(43,145)
Balance as of June 30, 2021	10,312,585	$103	$1,504,950	$(7,969,726)	$(55,580)	$(6,520,253)
Beneficial conversion feature from issuance of convertible note	-	-	1,231,610	-	-	1,231,610
Net loss	-	-	-	(11,746,014)	-	(11,746,014)
Issuance of common stock - non-employee stock compensation	232,666	2	1,283,992	-	-	1,283,994
Foreign currency translation adjustment	-	-	-	-	154,104	154,104
Balance as of June 30, 2022	10,545,251	$105	$4,020,552	$(19,715,740)	$98,524	$(15,596,559)

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021
		( As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,746,014)	$(7,923,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,605	9,627
Amortization of debt discount	1,266,861	238,917
(Recovery of) provision for doubtful accounts, net	(24,953)	28,216
Inventories impairment	8,805	-
Stock-based compensation	1,283,994	-
Change in operating assets and liabilities
Accounts receivables	107,233	(21,287)
Accounts receivables, a related party	10,116	(10,372)
Inventories	151,184	(394,883)
Other receivable and other current assets	5,376	468,313
Prepayments	(35,730)	(180,091)
Accounts payable	(17,648)	16,122
Accounts payable, related parties	(142,642)	149,668
Customer deposits	(67,237)	147,270
Customer deposits, related parties	(191,698)	196,566
Contract liability	47,066	12,373
Other payables and accrued liabilities	719,184	379,076
Other payables, related parties	(112,848)	113,289
Income tax payables	14,445	(26,872)
Net cash used in operating activities	(8,663,901)	(6,797,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(312,358)	(84,850)
Proceeds from sale of equipment	619	-
Net cash used in investing activities	(311,739)	(84,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(93,536)	-
Capital contributions	-	240,754
Payments of related party loan	(5,434)	(2,416)
Proceeds from issuance of senior note	-	65,000
Proceeds from issuance of convertible notes	7,587,150	4,121,601
Proceeds from issuance of convertible notes, related parties	1,037,574	1,400,000
Repayments from related parties	59,722	-
(Repayment to) proceeds from related parties	(1,898,578)	3,971,966
Proceeds from third party loan	1,476,995	-
Net cash provided by financing activities	8,163,893	9,796,905

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(186,419)	(71,381)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(998,166)	2,843,026

CASH AND CASH EQUIVALENTS, beginning of year	2,843,398	372

CASH AND CASH EQUIVALENTS, end of year	$1,845,232	$2,843,398

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$1,628	$30,671
Interest paid	$291,433	$93,191

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Beneficial conversion feature resulted from issuance of convertible note	$1,231,610	$785,065
Purchase of equipment through financing with related party	$-	$27,632

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Treasure Global Inc. (“TGI” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. The Company has no substantive operations other than holding all of the outstanding shares of Gem Reward Sdn. Bhd. (“GEM”), which was established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

On March 11, 2021, TGI completed a reverse recapitalization (“Reorganization”) under common control of its then existing shareholders, who collectively owned all of the equity interests of GEM prior to the Reorganization through a Share Swap Agreement. GEM is under common control of the same shareholders of TGI through a beneficial ownership agreement, which results in the consolidation of GEM and has been accounted for as a Reorganization of entities under common control at carrying value. Before and after the Reorganization, the Company, together with its sole subsidiary is effectively controlled by the same shareholders, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its sole subsidiary have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

The Company, through its wholly owned subsidiary, GEM, engages in the payment processing industry and operate an online-to-offline (“O2O”) e-commerce platform known as “ZCITY”. The Company has extensive business interests in creating an innovative O2O e-commerce platform with an instant rebate and affiliate cashback program business model, focusing on providing a seamless payment solution and capitalizing on big data using artificial intelligence technology. The Company’s proprietary product is an internet application (or “app”) called “ZCITY App”. Z
CITY App drives user app download and transactions by providing instant rebate and cashback. The Company aims to transform and simplify a user’s e-payment gateway experience by providing great deals, rewards and promotions with every use in an effort to make it Malaysia’s top reward and payment gateway platform.

The accompanying consolidated financial statements reflect the activities of TGI and its wholly owned subsidiary, GEM.

Note 2 – Revision of previously issued financial statements

Misclassification of convertible notes payable, related parties

In May and June 2021, the Company issue
d
various tranches of convertible notes payable (“CNP”) to 5 accredited investors which included
4
third parties and
1
related parties as of June 30, 2021.

The purpose of the CNP offering was to raise funding for the Company to support its working capital and growth requirements prior to receipt of the initial public offering (“IPO”) proceeds. While the relationship between certain CNP holders and the Company was disclosed within the relevant Form S-1 filings, the Company unintentionally misclassified

the related part
y

balances from the balances with third parties and the related disclosure from the consolidated financial statements and associated notes for the year ended June 30, 2021, which also formed an integral part of the Company’s Form S-1 filings.  As a result, the Company unintentionally misclassified related parties CNPs together with third parties CNPs under non-current liabilities and the related disclosure as of and for the year ended June 30, 2021.

Misclassification of other payable and accrued liability, related parties

As of and for the year ended June 30, 2021, due to the fact that the Company was a private company who did not possess adequate experience or qualification to establish an internal control function to properly identify its completed related party list.
As a result, the Company unintentionally misclassified other payable and accrued liability, related parties together with third party other payables and accrued liabilities, and third party account payable under current liabilities and the related disclosure as of and for the year ended June 30, 2021. As of June 30, 2021, the balance outstanding from other payable and accrued liability, related parties was
 related to the consulting fee incurred from two related parties during the year ended June 30, 2021. Furthermore, the Company also identified additional related parties’ transactions in regards to consulting fees for the year ended June 30, 2021, and provided proper disclosure on Note 11.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustments	As Revised
Consolidate balance sheet as of June 30, 2021
Current liabilities:
Account payable	$73,389	$(28,402)	$44,987
Other payables and accrued liabilities	543,599	(85,000)	458,599
Other payables, related parties	-	113,402	113,402
	$616,988	$-	$616,988

Non-current liabilities:
Convertible notes payable, net of unamortized discounts	$4,975,453	$(1,400,000)	$3,575,453
Convertible notes payable, related part y	-	1,400,000	1,400,000
	$4,975,453	$-	$4,975,453

	As Previously Reported	Adjustments	As Revised
Consolidated statement of cash flow for the year ended June 30, 2021
Cash flows from operating activities:
Account payable	$44,411	$(28,289)	$16,122
Other payables and accrued liabilities	464,076	(85,000)	379,076
Other payables, related parties	-	113,289	113,289
	$508,487	$-	$508,487

Cash flows from financing activities:
Proceeds from issuance of convertible notes	$5,521,601	$(1,400,000)	$4,120,601
Proceeds from issuance of convertible notes, related parties	-	1,400,000	1,400,000
	$5,521,601	$-	$5,521,601

Note
3
 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and substantial doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from contribution from shareholders, issuance of convertible note and related parties loans and its initial underwritten public offering.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) loss from operations of approximately $10.2 million for the year ended June 30, 2022, (2) accumulated deficit of approximately $19.7 million as of June 30, 2022; (3) the working capital deficit of approximately $15.9 million as of June 30, 2022; and (4) net operating cash outflow of approximately $8.7 million for the year ended June 30, 2022.

Subsequent to June 30, 2022,
t
he Company has drawn additional approximately $2.7

million from Tophill Loan Agreement 2 (as defined in Note 1
6
) on terms identical to the Tophill Loan Agreement 1 (as defined in Note
9
) which all principal and accrued and unpaid interest outstanding will automatically be converted into shares of the Company’s common stock at a conversion price that is equal to 80% of the initial underwritten public offering price. On August 15, 2022, 2,756,879 shares of the Company’s common stock w ere
 converted from the principal and the accumulated interest balance of the Tophill Loan Agreement 1 and Agreement 2.

On August 15, 2022, the Company
closed its initial underwritten public offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. The Company received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts and commissions and fees, and other estimated offering expenses.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the completion of the initial underwritten public offering, as well as conversion of convertible note payable, net of unamortized discount amounted to approximately $13.4 million as of June 30, 2022, the Company expects its working capital to change from a deficit of approximately $15.9 million to a positive working capital of approximately $5.6 million.

Despite of receiving the net proceeds from its initial underwritten public offering, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. Therefore, the management has determined there is substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, the Company may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from the Company’s related parties.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its sole subsidiary. All transactions and balances among the Company and its subsidiary have been eliminated upon consolidation.

Subsidiary is entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Enterprise wide disclosure

The Company’s chief operating decision-makers (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, allowance for inventories obsolescence, useful lives of property and equipment, impairment of long-lived assets, allowance for deferred tax assets, fair value of convertible note, fair value or valuation of warrants and uncertain tax position. Actual results could differ from these estimates.

Foreign currency translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Consolidated Statements of Operations and Comprehensive Loss.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. The Company’s subsidiary in Malaysia conducts its businesses and maintains its books and record in the local currency, Malaysian Ringgit (“MYR” or “RM”), as its functional currency.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement
”
, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive gain or loss within the consolidated statements of changes in stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2022	June 30, 2021

Period-end MYR: US$1 exchange rate	4.41	4.15

	For the years ended
	June 30,
	2022	2021

Period-average MYR: US$1 exchange rate	4.23	4.13

Cash and cash equivalents

Cash is carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. Cash equivalents consist of funds received from customer, which funds were held at the third party platform’s fund account and which are unrestricted and immediately available for withdrawal and use.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 days. Accounts receivable include money due from agent subscription and sales of health care product on its Z-city platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2022 and 2021, the Company recorded $227 and $25,690 of allowance for doubtful account, respectively.  For the years ended June 30, 2022 and 2021, the Company recovered doubtful account from account receivable amounted to $24,953 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances.
As of June 30, 2022 and 2021, impairments of inventories amounted to $8,805 and $0, respectively, were provided for E-vouchers.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other receivables and other current assets, net

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of June 30, 2022 and 2021, no allowance for doubtful account was recorded.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2022 and 2021, there was no allowance for the doubtful accounts.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with no residual value. The estimated useful lives are as follows:

Expected useful lives
Computer and office equipment	5 years
Furniture and fixtures	3-5 years
Motor vehicles	5 years
Leasehold improvement	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values.
As of June 30, 2022 and 2021, no impairment of long-lived assets was recognized.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred offering costs

Deferred offering costs represents costs associated with the Company’s initial underwritten public offering on August 15, 2022. The Deferred offering costs would be netted against the proceeds received from the initial underwritten public offering.

Customer deposits

Customer deposits represent amounts advanced by customers on service order. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) for all periods presented. The core principle underlying the revenue recognition of this ASU allows the Company to recognize - revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

To achieve that core principle, the Company applies five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of substantially collection.

Revenue recognition policies for each type of revenue stream are as follows:

Product Revenues

- Performance obligations satisfied at a point in time

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“Z-City”). The Company accounts for the revenue generated from its sales of E-vouchers, health care products and computer products on a gross basis as the Company is acting as a principal in these transactions and is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $0.5 million to support an average 2.4 days of sales during the year ended June 30, 2022, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transferred momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits. The Company also recognized a portion of the product revenues from health care products on a net basis as the product was dropped shipped from the vendors to customers directly which demonstrated that the Company did not had control of the products or bear any inventory risks.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the sales of E-vouchers, health care products, and computer products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. For the years ended June 30, 2022 and 2021, approximately $2.8 million and $0.4 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

Loyalty Program

- Performance obligations satisfied at a point in time

The Company’s Z-City reward loyalty program allows members to earn points on purchases that can be redeemed for rewards that include discounts on future purchases. When members purchase the Company’s product or make purchase with the Company’s participated vendor through Z-City, the Company allocate the transaction price between the product and service, and the reward points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the reward points is initially recorded as contract liability and subsequently recognized as revenue upon redemption or expiration.

The two primary estimates utilized to record the contract liability for reward points earned by members are the estimated retail price per point and estimated breakage. The estimated retail price per point is based on the actual historical retail prices of product purchased or service obtained through the redemption of reward points. The Company estimate breakage of reward points based on historical redemption rates. The Company continually evaluates its methodology and assumptions based on developments in retail price per point redeemed, redemption patterns and other factors. Changes in the retail price per point and redemption rates have the effect of either increasing or decreasing the contract liability through current period revenue by an amount estimated to represent the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.

Transactions Revenue

- Performance obligations satisfied at a point in time

The transactions revenues primarily consist of fees charged to merchants for participating in Z-City upon successful sales transaction and payment service taken place between the merchants and their customers online.

The Company earns transaction revenue from merchants when transactions are completed on certain retail marketplaces. Such revenue is generally determined as a percentage based on the value of merchandise or services being sold by the merchants. In connection with the transaction revenue, the Company offers to share the profit of the transaction (“agent commission”) to the agents who has referred merchants to participating in Company’s online marketplace platform and in Z-City. Transaction revenue is recognized, net of agent commission, in the consolidated statements of operations at the time when the underlying transaction is completed.

Agent Subscription Revenue

- Performance obligations satisfied at a point in time

In order to attract more merchants to join the Company’s online marketplace and in Z-City, the Company provides a right to the agent, an individual or a merchant, to join the Zagent program and assist the Company to develop more merchants to join its merchant network. The agent subscription revenues primarily consist of fees charged to the agents in exchange for the right by introducing merchants to join the Company’s merchant network and to earn a future fixed percentage of commission fee upon completion of each sales transaction. As the agent subscription fee is non-refundable, agent subscription revenue is recognized in the consolidated statements of operations at the time when an agent completed the Zagent program training and the remittance of payment of the subscription fee.

Member Subscription Revenue

- Performance obligations satisfied over time

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to attract more customer to engage with the Company’s online marketplace and in Z-City, the Company provides membership subscription to the customers to join the Zmember program, a membership program that provides member with benefits which included exclusive saving, bonus, and referral rewards.

Member subscription revenue primarily consist of fees charge to customers who sign up for Zmember. As the Company provided customers with 6 months member subscription service in general, member subscription revenue is recognized in the consolidated statement of operation over the time across the subscription period.

Disaggregated information of revenues by products/services are as follows:

	For the years ended June 30,
	2022	2021
Gift card or “E-voucher” revenue (1)	$78,739,939	$13,448,430
Health care products and computer products revenue (1)	49,524	350,455
Loyalty program revenue (1)	620,293	90,485
Transaction revenue (1)	53,667	30,562
Agent subscription revenue (1)	15	100,421
Member subscription revenue (2)	211,441	-
Total revenues	$79,674,879	$14,020,353

(1)	Revenue recognized at a point in time .
(2)	Revenue recognized over time .

Cost of revenues

Cost of revenues sold mainly consists of the purchases of the gift card or “E-voucher” pin code, and health care products which is directly attributable to the sales of product on the Company’s online marketplace platform.

Advertising costs

Advertising costs amounted to $4,224,710 and $1,855,000 for the years ended June 30, 2022 and 2021, respectively.

Operating leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. All leases of the Company are currently classified as operating leases. The Company records the total expenses on a straight-line basis over the lease term.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $266,716 and
$
435,471 for the years ended June 30, 2022 and 2021, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $139,595 and $65,025 for the years ended June 30, 2022 and 2021, respectively.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The related contribution plans include:

-	Social Security Organization (“SOSCO”) – 1.75% based on employee’s monthly salary capped of RM 4,000;

-	Employees Provident Fund (“EPF”) – 12% based on employee’s monthly salary;

-	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 4,000;

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for years ended June 30, 2022 and 2021.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employee as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants and common stock granted are estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2022, and 2021 a total of 3,282,887 and 1,063,560 contingent shares to be issued to the convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

Convertible notes

The Company evaluates its convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

Fair value measurements

Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value for certain assets and liabilities such as cash, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its bank loans and convertible notes approximates fair value based on current yields for debt instruments with similar terms.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Reclassification

Certain items of current and non-current liabilities

in the consolidated balance sheet and certain items of cash flows from financing activities in the consolidated statements of cash flows have been reclassified to conform to the consolidated financial statements for the current period. The reclassification has no impact on the Company’s total current and non-current liabilities on its consolidated balance sheet, and net cash provided by financing activities on its consolidated statements of cash flows.

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after-tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company has not early adopted this update and it became effective on July 1, 2022 after FASB delayed the effective date for emerging growth companies with ASU 2020-05.
Upon adoption of this new standard on July 1, 2022, it resulted in the recording of right-of-use assets and lease liabilities of approximately $0.1 million.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2023 as the Company is qualified as an emerging growth company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2022 as the Company is qualified as an emerging growth company. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted this update and it will become effective on July 1, 2024 as the Company is qualified as an emerging growth company. The Company believes the adoption of this ASU would have a material effect on the Company’s consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early adoption was permitted, including adoption in an interim period. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this standard on July 1, 2021 did not have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements to Subtopic 205-10, presentation of financial statements”. The amendments in this Update improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the codification. That reduce the likelihood that the disclosure requirement would be missed. The amendments also clarify guidance so that an entity can apply the guidance more consistently. ASU 2020-10 is effective for the Company for annual and interim reporting periods beginning January 1, 2022. Early application of the amendments is permitted for any annual or interim period for which financial statements are available to be issued. The amendments in this Update should be applied retrospectively. An entity should apply the amendments at the beginning of the period that includes the adoption date. The adoption of this standard on July 1, 2021 did not have a material impact on its consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note
4
 –
Accounts receivable, net

	As of June 30, 2022	As of June 30, 2021
Accounts receivable	$227	$109,607
Allowance for doubtful accounts	(227)	(25,690)
Total accounts receivable, net	$-	$83,917

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Movements of allowance for doubtful accounts are as follows:

	As of June 30, 2022	As of June 30, 2021
Beginning balance	$25,690	$-
Addition (recovery)	(24,953)	28,216
Write off	-	(2,388)
Exchange rate effect	(510)	(138)
Ending balance	$227	$25,690

Note
5

–
Inventories

Inventories consist of the following:

	As of June 30, 2022	As of June 30, 2021
Gift card (or E-voucher)	$187,271	$392,764
Nutrition products	28,798	-
Total	$216,069	$392,764

Note
6

–
Other receivable and other current assets, net

	As of June 30, 2022	As of June 30, 2021
Deposits (1)	$6,020	$11,648
Prepaid tax	2,760	2,452
Others	-	712
Total other receivable and other current assets	$8,780	$14,812
Allowance for doubtful account	-	-
Total other receivable and other current assets, net	$8,780	$14,812

(1) The balance of deposits mainly represented deposit made by the Company to third party service provider, and security deposit consist of rent and utilities. As of June 30, 2022 and 2021, the Company did not record any allowance against doubtful receivables.

Note
7

–
Prepayments

	As of June 30, 2022	As of June 30, 2021
Deposits to suppliers	$203,020	$179,286

Note
8

–
Property and equipment, net

Property and equipment, net consist of the following:

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2022	As of June 30, 2021
Computer and office equipment	$151,205	$17,273
Furniture & fixtures	76,148	1,397
Motor vehicle	88,045	93,555
Leasehold improvement	89,425	-
Subtotal	404,823	112,225
Less: accumulated depreciation	(67,178)	(9,577)
Total	$337,645	$102,648

Depreciation expense for the June 30, 2022 and 2021 amounted to $60,605 and $9,627, respectively.

Note
9
– Loans and notes

Loans from third parties

The Company entered into a loan agreement with Aqtiq Solutions Sdn Bhd, a third party (the “Agtiq Loan Agreement”) dated June 27, 2022, pursuant to which Aqtiq Solutions Sdn Bhd provided the Company with a revolving loan facility to borrow up to RM 3,000,000 (approximately $0.7 million) bearing interest at 3.5% per annum, which is payable on demand. As of June 30, 2022, the Company had balance outstanding from this facility amounted to $668,923. On July 12, 2022, the Company has repaid the remaining
balance in full.

The Company entered into a loan agreement with Technovative Hub Sdn Bhd, a third party (the “Technovative Loan Agreement”) date June 27, 2022, pursuant to which Technovative Hub Sdn Bhd provided the Company with a revolving loan facility to borrow up to RM 4,000,000 (approximately $1.0 million) bearing interest at 3.5% per annum, which is payable on demand. As of June 30, 2022, the Company had balance outstanding form this facility amounted to $748,724. Subsequent to June 30, 2022, the Company had withdrew additional $567,215 from this facility under the Technovative Loan Agreement and repaid the remaining balance in full on July 18, 2022.

Senior Note

On June 30, 2021, the Company issued a 12% Redeemable Senior Note in the principal amount of $65,000 to Yong Kim Fong, a Malaysian citizen (the “Fong Note”). The Fong Note bears interest at 12.00% per annum and is due on the earlier of (x) the date on which our common stock is listed on Nasdaq and (y) July 1, 2024. The Fong Note is pre-payable in full, but not in part. As of June 30, 2022, the balance of the Fong Note is amounted to $65,000. On September 1, 2022, the Company has fully repaid the balance.

Convertible Notes

The Company evaluated the convertible notes agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification.

On November 13, 2020, the Company issue a convertible note, to an accredited investor, in the aggregate principal amount of $2,123,600. Pursuant to the agreement, the note bear an interest rate of 13.33% per annum, payable (i) on December 31, 2020; (ii) during calendar year 2021, monthly on the last day of each month and (iii) during calendar years 2022 and 2023 until the Maturity Date, semiannually on each June 30 and December 31; provided that for calendar year 2023 the final interest payment date shall be the Maturity Date. The Company evaluated the convertible notes agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price ($4.00) was below the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of embedded conversion feature of $0 and $785,065 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the years ended June 30, 2022 and 2021, respectively.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, notes issuance costs in connection with this note amounted $212,360 and reduced
the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible notes from date of issuance to date of maturity using effective interest rate method. For the years ended June 30, 2022 and 2021, amortization of debt discount amounted to $466,232 and $238,917, respectively.  As of June 30, 2022, convertible note balance from this accredited investor, net of unamortized discounts of $292,276 was amounted to $1,831,324.
As of June 30, 2021, convertible note balance from this accredited investor, net of unamortized discounts of $758,508 was amounted to $1,365,092.
Upon completion of the Company’s initial underwritten public offering on August 15, 2022, the above mentioned convertible note balance was converted into 530,900 shares of common stock. Meanwhile, additional 15,927 shares of common stock w ere
 issued to this accredited investor as success fees.

On January 3, 2022, the Company had entered into a loan agreement (the “Tophill Loan Agreement 1”) with a third party to borrow up to approximately $4.8 million with up to 3.5% per annum interest rate. The loan is due on demand together with interest accrued thereon. On March 14, 2022, the Company and above mentioned third party had made amendment to the Tophill Loan Agreement 1. Pursuant to the amendment, the aggregate outstanding principal amount of all Loans plus any accrued and unpaid interest (“Loan balance”) thereon as of the closing date of the IPO shall automatically converted into a number of shares of the Company’s common stock equal to the Loan balance divided by 80% of the public offering price of the Company’s common stock in the IPO; and the loan agreement shall terminate and no additional amounts under the loan agreement will be available to the Company and after taking into consideration the conversion of the Loan balance, no amount under any loan shall be outstanding. In addition, the Company entered into another Loan Agreement (the “Tophill Loan Agreement 2”) dated May 13, 2022 with Tophill, pursuant to which Tophill provided the company with a revolving loan facility to borrow up to RM 50,000,000 (approximately $11.9 million) bearing interest at 3.5% per annum, which is payable on demand. Meanwhile, the agreement provide that (i) all principal and accrued and unpaid interest outstanding under the Tophill Loan Agreement 2 on the closing of the Company’s initial public offering will automatically be converted into shares of the Company’s common stock at a conversion price that is equal to 80% of the initial public offering price and (ii) the Tophill Loan Agreement 2 terminates on the closing date of the Company’s initial public offering. The Company evaluated the loan agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the loan required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the loan for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price ($4.38) was below the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the loan contained a beneficial conversion feature. The Company recognized the intrinsic value of embedded conversion feature of $1,231,610 and nil in the loan additional paid-in capital and reduced the carrying value of the loan as a debt discount for the years ended June 30, 2022 and 2021, respectively. The carrying value, net of debt discount, will be accreted over the term of the term of the loan from date of issuance to date of maturity using effective interest rate method, recorded as current liabilities. For the years ended June 30, 2022 and 2021, amortization of debt discount for the loan amounted to $800,629 and nil, respectively. As of June 30, 2022, the convertible note balance from Tophill Loan Agreement 1 and Agreement 2, net of unamortized discounts of $424,984, was amounted to $5,542,231. Subsequent to June 30, 2022, the Company has withdrew additional amount of approximately $2.7 million from this facility under the Tophill Loan Agreement 2. Upon completion of the Company’s initial underwritten public offering on August 15, 2022, the remaining principal and accrued interest balance related to Tophill Loan Agreement 1 and Agreement 2 amounted to approximately $8.6 million was converted into 2,756,879 shares of common stock.

In May, and June 2021, the Company issue various batches of convertible notes to 5 accredited investors which included
4
 third parties in the aggregate principal amount of $2,210,361 and
1
 related parties in the aggregate principal amount of $ 1,400,000 (see note 11). In July, September, October, and December 2021, the Company issue various batches of convertible notes to 7 accredited investors which included
3
 third parties in the aggregate principal amount of $1,370,126 and
4
 related parties in the aggregate principal amount of $1,037,574
.

As of June 30, 2022
, the Company
accumulatively
issue various batches of convertible notes to
10
accredited investors
which included
5

third parties in the aggregate principal amount of $3,580,488 and
5
 related parties in the aggregate principal amount of $2,437,574 (see Note 1
1
).

Pursuant to the agreement, the maturity date is 36 months after the issuance, provided that if an IPO listing is not successful, the accredited investors should be entitled to require the Company to redeem the convertible notes at the subscription/conversion of $6.90 per share along with interest payable at the rate of 12% per annum. The Company also evaluated the convertible notes agreement under ASC 815 and determined none of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a BCF and determined that the conversion price ($6.90) was above the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the convertible notes do not contain a beneficial conversion feature. As a result, the Company record the proceeds received from these convertible notes as a liability in its entirely. As of June 30, 2022, the convertible note balance from third parties and related parties

accredited investors was amounted to $3,580,488
 a
nd
$
2,437,574, respectively
.
Upon completion of the Company’s initial underwritten public offering on August 15, 2022, the balance of these convertible notes as mentioned above was converted into 872,183 shares of common stock.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties

June 30, 2020 balance	$-	$-	$-	$-	$-
Issuance of convertible notes	5,733,961	(997,425)	4,736,536	3,336,536	1,400,000
Amortization of debt discounts	-	238,917	238,917	238,917	-
June 30, 2021 balance	5,733,961	(758,508)	4,975,453	3,575,453	1,400,000
Issuance of convertible notes	8,374,915	(1,231,610)	7,143,305	6,105,731	1,037,574
Amortization of debt discounts	-	1,266,861	1,266,861	1,266,861	-
Exchange rate effect	-	5,997	5,997	5,997	-
June 30, 2022 balance	$14,108,876	$(717,260)	$13,391,616	$10,954,042	$2,437,574

For the years ended June 30, 2022 and 2021, interest expenses related to the aforementioned convertible notes amounted to $340,277 and $163,158 respectively.

Note
10
– Other payables and accrued liabilities

	As of June 30, 2022	As of June 30, 2021
Accrued professional fees (i)	$910,186	$265,672
Accrued promotion expenses (ii)	41,476	45,334
Accrued payroll	112,069	76,282
Accrued interest (iii)	92,686	70,223
Others	5,443	1,088
Total other payables and accrued liabilities	$1,161,860	$458,599

(i)	Accrued professional fees

The balance of accrued professional fees represented amount due to third parties service providers which include marketing consulting service, IT related professional service, audit fee, and consulting fee related to capital raising. In addition, the balance of accrued professional fees also consist of consulting fee which the Company agree to compensate the consultant by issuing 300,000 warrants exercisable for a period of 5 years at $4.00 per share. On August 15, 2022, the Company had issued the warrants to the consultant upon completion of its initial underwritten public offering. The value of the consulting fee was estimated by the fair value of the warrants which was determined by using the Black Scholes model using the following assumptions: (1) expected volatility of 49.0%, (2) risk-free interest rate of 0.89%, (3) expected life of 5.0 years, (4) exercise price of $4.0 and (5) estimated market price of $5.48 on July 1, 2020, the date of which the consulting agreement was entered. The consulting fee was estimated to be $856,170 for the year ended June 30, 2022.

(ii)	Accrued promotion expense

The balance of accrued promotion expense represented the balance of profit sharing payable to the Company’s merchant and subscribed agents to promote business growth.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i i i)	Accrued interest

The balance of accrued interest represented the balance of interest payable from convertible note aforementioned in Note
9
.

Note 1
1

– Related Party balances and transactions

Related party balances

Account receivable, a related party

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of June 30, 2021
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Sales of products	$-	$10,317

Amount due from related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of June 30, 2021
Matrix Ideal Sdn Bhd	Yu Weng Lok is a common shareholder	Advance due on demand	$-	$362
Treasure Global, Inc (Cayman)	Relative of Kok Pin “Darren” Tan is the shareholder of this Company	Advance due on demand	-	60,548
Total			$-	$60,910

Convertible notes payable, related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of June 30, 2021
				(As Revised)
Chuah Su Mei	Spouse of Kok Pin “Darren” Tan, shareholder of TGI	CLN	$240,444	$-
Click Development Berhad	Shareholder of TGI	CLN	120,235	-
Cloudmaxx Sdn Bhd	Jau Long “Jerry” Ooi and Kok Pin “Darren” Tan are common shareholder	CLN	568,305	-
V Capital Kronos Berhad	Shareholder of TGI, and Voon Him “Victor” Hoo is the common shareholder	CLN	1,400,000	1,400,000
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	CLN	108,590	-
Total			$2,437,574	$1,400,000
Convertible notes payable, related parties-current portion			$2,437,574	$-
Convertible note s payable, related part ies -non-current portion			$-	$1,400,000

Pursuant to the convertible note agreement related to above convertible notes payable, related parties, the convertible note shall not be interest bearing if the Company completes its initial underwritten public offering within the 36 months from the date of issuance of the convertible note
, unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum.
 As the Company completed its initial underwritten public offering on August 15, 2022, no interest expenses pertained to above convertible notes payable, related parties were accrued for the years
June 30, 2022 and 2021.

Account payable, related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of June 30, 2021
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Purchase of inventories	$4,229	$745
Matrix Ideal Sdn Bhd	Yu Weng Lok is a common shareholder	Purchase of inventories	-	159,670
The Evolutionary Zeal Sdn Bhd	Shareholder of TGI	Purchase of inventories	9,034	-
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of inventories	1,063	286
Total			$14,326	$160,701

Customer deposits, related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of June 30, 2021
The Evolutionary Zeal Sdn Bhd	Shareholder of TGI	Deposit for I.T professional service	$-	$76,846
Click Development Berhad	Shareholder of TGI	Deposit for I.T professional service	-	76,846
VICOM M Resources Sdn Bhd	Shareholder of TGI	Deposit for I.T professional service	-	41,819
Total			$-	$195,511

Other payables, related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of June 30, 2021
				(As Revised)
V Capital Investment Limited	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity.	Consulting fees	$-	$85,000
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is the shareholder of this entity	Consulting fee	-	28,402
Total			$-	$113,402

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amount due to related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of June 30, 2021
Chong Chan “Sam” Teo	Shareholder of TGI	Interest-free loan, due on demand	$197,480	$209,839
Kok Pin “Darren” Tan*	Shareholder of TGI	Interest-free loan, due on demand	1,862,608	2,103,692
Cloudmaxx Sdn Bhd	Jau Long “Jerry” Ooi and Kok Pin “Darren” Tan are common shareholder	Interest-free loan, due on demand	-	289,303
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Interest-free loan, due on demand	-	1,405,951
Total			$2,060,088	$4,008,785

*As of
December
2
, 2022, the Company has repaid $1,728,225 to Kok Pin “Darren” Tan.

Related party transaction

Revenue from related parties

Name of Related Party	Relationship	Nature	For the year ended June 30, 2022	For the year ended June 30, 2021
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Sales of products	$166,139	$67,595
Matrix Ideal Sdn Bhd	Yu Weng Lok is a common shareholder	Sales of products	2,837	-
Total			$168,976	$178,939

Purchase from related parties

Name of Related Party	Relationship	Nature	For the year ended June 30, 2022	For the year ended June 30, 2021
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$54,328	$19,269
Matrix Ideal Sdn Bhd	Yu Weng Lok is a common shareholder	Purchase of products	-	159,670
World Cloud Ventures Sdn Bhd	Shareholder of TGI	Purchase of Services	48,259	-
The Evolutionary Zeal Sdn B h d	Jay Long “Jerry” Ooi is a common shareholder	Purchase of products	18,824	-
Total			$121,411	$178,939

Consulting fees from related parties

Name of Related Party	Relationship	Nature	For the Year Ended June 30, 2022	For the Year Ended June 30, 2021
				(As Revised)
V Capital Investm e nt Limited	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity beginning on June 1, 2021.	Consulting fees	$75,000	$25,000
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	615,367	207,894
Total			$690,367	$232,894

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGI. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (
RM 114,000
). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of June 30, 2022, such loan has an outstanding balance of $18,388, of which $13,883 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $1,333 and $787 during the years ended June 30, 2022 and 2021

Note 1
2
 –
Stockholders’ Deficiency

Common stock

As of June 30,

2021, TGI is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGI increased its authorized shares to 170,000,000 shares as part of the Reorganization with GEM, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value. The share capital increased of TGI presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of GEM.

Capital contributions

For years ended June 30, 2022 and 2021, the Company’s shareholders made capital contributions of $0 and $240,754 to the Company, respectively.

Beneficial conversion feature from issuance of convertible note

On November 13, 2020, the Company issue a convertible note, to an accredited investor, in the aggregate principal amount of $2,123,600. The Company determined that convertible notes contained a beneficial conversion feature. As a result, the Company recognized the fair value of embedded conversion feature of $785,065 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for year ended June 30, 2021.

On January 3, 2022 and May 13, 2022, the Company entered into 2 loan agreements which allow the third party to convert the loan balance into a number of shares of the Company’s common stock as of the closing date of the IPO. As of June 30, 2022, the loan in the aggregate principal amount of $5,967,215. The Company determined that loan contained a beneficial conversion feature. As a result, the Company recognized the fair value of embedded conversion feature of $1,231,610 in the convertible notes
as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the year ended June 30, 2022.

Common stock issued for consulting service

In July 2021 the Company signed a capital market advisory agreement (“Agreement”) with Exchange Listing, LLC (“Consultant”), to engage in advisory service in capital market advisory, corporate governance, and organizational meeting. The term of this Agreement shall commence on the execution date and shall continue until the later of nine months or until the Company is trading on a senior exchange or otherwise extended by both parties. The Company extended the contract term until the Company is trading on a senior exchange. Upon execution of this agreement, the Company will issue 300,000 warrants to the Consultant or its designees exercisable for a period of five years at $4.00 per share.

The fair value of the warrants is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with
the following assumptions: (1) expected volatility of 49.0%, (2) risk-free interest rate of 0.89%, (3) expected life of 5.0 years, (4) exercise price of $4.00 and (5) stock price of $5.48.
On August 15, 2022, the Company had issued the warrants to the Consultant upon completion of its initial underwritten public offering. Meanwhile, on the same date, the Consultant had exercised 157,143 warrants into the Company’s common stock using cashless exercising method
.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company agrees to sell to the Consultant, or its designees shares of the Company’s common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding, at $0.001 per share. The Company determined the fair value of the common stock issued to the Consultant by using the market price $5.48 per share as per an enterprise per share value appraised from an independent third party. For the year ended June 30, 2022, the Company has issued 232,666 shares of common stock to the Consultant and the stock-based compensation in connection with the service period of these shares amounted to $1,283,994. In August 2022, after completion of the Company’s initial underwritten public offering, the Company had collectively issued 342,499 shares of common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding to the Consultant.

Note 1
3
 – Income taxes

The United States and foreign components of loss before income taxes were comprised of the following:

	For the years ended
	June 30,
	2022	2021
Tax jurisdictions from:
- Local – United States	$(3,541,832)	$(3,557,326)
- Foreign – Malaysia	(8,188,582)	(4,364,254)
Loss before income tax	$(11,730,414)	$(7,921,580)

The provision for income taxes consisted of the following:

	For the years ended
	June 30,
	2022	2021
Tax jurisdictions from:
- Local – United States	$15,600	$2,000
- Foreign – Malaysia	-	-
Provision for income taxes	$15,600	$2,000

United States of America

TGI was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of June 30, 2022, the operations in the United States of America incurred $1,543,542 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The deferred tax valuation allowance as of June 30, 2022 and 2021 were $324,144 and $747,038, respectively.

TGI also subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied.

For the years ended June 30, 2022 and 2021, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

GEM is governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of June 30, 2022, the operations in the Malaysia incurred $12,631,440 of cumulative net operating losses which can be carried forward for a maximum period of seven consecutive years to offset future taxable income. The deferred tax valuation allowance as of June 30, 2022 and 2021 were $3,031,546 and $1,066,286, respectively.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended
	June 30,
	2022	2021
U.S. statutory rate	21.0%	21.0%
Differential of Malaysia statutory tax rate	2.1%	3.0%
Chang in valuation allowance	(15.9)%	(24.0)%
Permanent difference (1)	(7.3)%	(0.1)%
Effective tax rate	(0.1)%	(0.1)%

(1)	Permanent difference consists of legal and professional fee net with the IPO proceeds, which is non-deductible in the Company’s tax return.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of June 30, 2022	As of June 30, 2021
Deferred tax assets:
Net operating loss c a rry forwards in U.S.	$324,144	$747,038
Net operating loss carry forwards in Malaysia	3,031,546	1,066,286
Stock based compensation	179,796	-
Amortization of debt discount	148,081	-
Less: valuation allowance	(3,683,567)	(1,813,324)
Deferred tax assets	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended June 30, 2022 and 2021.

Note 1
4
 –
Concentrations of risks

(a) Major customers

For the year ended June 30, 2022, no customer accounted for 10.0% or more of the Company’s total revenues. For the year ended June 30, 2021, no customer accounted for 10.0% or more of the Company’s total revenues.

As of June 30, 2022, no customer account for 10.0% or more of the total balance of accounts receivable. As of June 30, 2021, one customer accounted for 100% of the total balance of accounts receivable.

(b) Major vendors

For the year ended June 30, 2022 one vendor accounted for approximately 95% of the Company’s total purchases. For the year ended June 30, 2021, one vendor accounted for approximately 86.2% of the Company’s total purchases.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2022, three vendors accounted for approximately 45.0%, 22.9%, and 10.9% of the total balance of accounts payable
, respectively
. As of June 30, 2021, three vendors accounted for approximately 38.7%, 16.6% and 14.0% of the total balance of accounts payable, respectively.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2022 and 2021, $1,845,232 and $2,843,398 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, respectively, $1,759,715 and $2,456,102 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its account receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RM converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

Note 1
5
 –
Commitments and contingencies

Lease commitments

The Company’s commitment for minimum lease payments under the remaining operating leases as of June 30, 2022 for the next five years is as follows:

Years End ing June 30,	Amount

2023	$37,300
2024	37,300
2025	18,650
Total lease payments	$93,250

Rent expense for the years ended June 30, 2022 and 2021 was $35,032 and $25,895, respectively.

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

COVID-19

Since the declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO, Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defense sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunization Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country was administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine. The COVID-19 situation in the country showed no sign of abating. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily, beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population. The government is preparing to shift into an endemic COVID-19 phase where it will not impose wide lockdowns even if cases rise. As of September 13, 2022, over 85% of the country’s population have been fully vaccinated
.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the Company’s revenues are concentrated in Malaysia. Consequently, the Company’s results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to the results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond the Company’s control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of the Company’s customers may be negatively affected, and could continue to negatively affect the demand for the Company’s product;
●	the Company may have to provide significant sales incentives to its customers during the outbreak, which may in turn materially adversely affect its financial condition and operating results; and
●	the Company may experience a slow-down in hiring new personnel which may adversely impact on the Company’s business operation.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time.

1
6
 –
SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2022 up through the date the Company issued these consolidated financial statements on December 5, 2022.

In July 2022, the Company has drawn additional approximately $2.7 million from Tophill Loan Agreement 2 (“Agreement 2”) on terms identical to the Tophill Loan Agreement 1 which all principal and accrued and unpaid interest outstanding will automatically be converted into shares of our common stock at a conversion price that is equal to 80% of the initial public offering price.
 Upon completion of the Company’s initial underwritten public offering on August 15, 2022, the remaining principal and accrued interest balance related to Tophill Loan Agreement 1 and Agreement 2 amounted to approximately $8.6 million was converted into 2,756,879 shares of common stock with conversion price of $3.13.

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named on Schedule 1 thereto (the “Representative”), relating to the Company’s initial public offering (the “Offering”) of 2,000,000 shares (the “Firm Shares”) of the Company’s common stock, par value $0.00001 per share, at an Offering price of $4.00 per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to sell the shares to the representative at a purchase price of $3.72 (93% of the public offering price per Share of $4.00); provided however, that with respect to shares that relate to investors sourced by the Company, the purchase price for such shares will be $3.86 per share (96.5% of the public offering price per Share of $4.00) and issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The representative’s warrant may be exercised beginning on February 10, 2023, until August 10, 2027. On August 11, 2022, the representative delivered an exercise notice to the Company which exercised its over-allotment option in full to purchase an additional 300,000 shares (the Option Shares” and together with the Firm Shares, the “Shares”) under the Underwriting Agreement.

As of date of this report, the Company has received approximately $1.1 million upon the Representative exercised its over-allotment option.

TREASURE GLOBAL INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

On August 15, 2022, the Company had closed its
initial
underwritten public offering of 2,300,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public prince of $4.00 per share. The Company received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, and other estimated offering expenses amounted to approximately $1.0 million.

Meanwhile the Company had issued
4,175,889 shares of the Company’s common stock to various third parties and related parties investor upon conversion of the convertible note payable balance.

On August 15, 2022, the Company had issued additional 109,833 shares of common stock to Exchange listing
, LLC (“Consultant”) to
ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding in accordance with the capital market advisory agreement (“Agreement”) with the Consultant. In addition, the Company also issued 300,000 warrants to the Consultant or its designees exercisable for a period of five years at $4.00 per share upon completion of the Company’s Offering. Meanwhile, on the same date, the Consultant had exercised all of its warrants on cashless basis and received 157,143 shares of the Company’s common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of June 30, 2022 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

•
we did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex United States of America generally accepted accounting principles (“U.S. GAAP”) accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP;

•
we lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;

•	we lack of proper procedures developed and implemented for IT risk assessment and vulnerability management ;
•	we lack of proper procedures developed and implemented for access to systems and date, which include user account management and password management;
•	we lack of proper procedures developed and implemented for segregation of duties and related monitoring; and
•
we lack of proper procedures identified related party transaction which lead to revision of previously issued financial statements (See Note 2 of the accompanying consolidated financial statement footnotes).

•	we lack of proper procedures developed and implemented for third party IT service vendor risk assessment and management .

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Following the identification of the material weaknesses, we plan to take remedial measures including:

•
hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework;

•	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel;

•	develop policies and procedures for IT risk assessment;

●	develop policies and procedures for user account management and password management compliance ;

●	develop policies and procedures for IT risk assessment for segregation of duties and related monitoring;

•	establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act compliance requirements and improvement of overall internal control; and

•	strengthening corporate governance.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of December 5, 2022
.

Name	Age	Position
Voon Him “Victor” Hoo	41	Chairman and Managing Director
Chong Chan “Sam” Teo	39	Chief Executive Officer, Director
Su Chen “Chanell” Chuah	43	Chief Operating Officer
Yee Fei “Jaylvin” Chan	34	Chief Financial Officer
Su Huay “Sue” Chuah	40	Chief Marketing Officer
Chen Hoe “Samuel” Sam	41	Chief Technology Officer
Jau Long “Jerry” Ooi	40	Vice President
Joseph R. “Bobby” Banks	60	Director
Marco Baccanello	60	Director
Jeremy Roberts	49	Director

Voon Him “Victor” Hoo
is our Chairman of the Board and Managing Director. Mr. Hoo is an investor, board member, venture capitalist with senior management experience and 15 years of cross continents experience that includes Asia, Australia, Europe, UK and US across diversified industries which encompasses IT, real estate, telecom, aerospace, security, defense, mining, HCM, fintech, blockchain, entertainment, hospitality and education. From 2013 to present Mr. Hoo has been the founder and executive chairman of V Capital Group (“VCG”), a business and technology consulting investment group. The group currently advises a portfolio of more than 30 public listed clients with total market capitalization in excess of $12 billion. From 2015 to 2017 Mr. Hoo was the Executive Chairman of the Pixie Group Limited, a consumer discretionary company listed on the Australian Stock Exchange. From 2013 to 2018 Mr. Hoo was the Chief Financial Officer, Chief Investor Relations Officer and Board member of Capital Investments Limited, an incubator fund manager. Mr. Hoo has a BA from University of Queensland in International Relations and Japanese; Postgraduate in Law from the University of London and an Oxford Blockchain Programme Certificate from Said Business School, Oxford University.

Chong Chan “Sam” Teo
is our Chief Executive Officer and a Director. Mr. Teo is an experienced corporate strategist who has contributed to building high-performance teams through implementation of organizational innovation within multiple companies operating in the fintech and ecommerce fields. Prior to this role, Mr. Teo served as Chief Operations Officer of the Company from July 2020 to June 2021, where he, among other things, led sales and strategic business development. From March 2020 to June 2021, Mr. Teo was the Chief Executive Officer of GEM, leading GEM in strategic/tactical planning, forecasting, capital budgeting, and financial cost controls. Prior to that role, Mr. Teo served as Director of Business Development of GEM from May 2018 to February 2020, where he was in charge of sales and business development. From May 2016 to April 2018, Mr. Teo was the Managing Director of Modes Cube Sdn Bhd, leading its business delivery team. Mr. Teo earned a Bachelor’s degree in Quantity Survey from the Sheffield Hallam University in 2006, and received a Diploma in Quantity Survey from the Tunku Abdul Rahman College in 2004.

Su Chen “Chanell” Chuah
is our Chief Operating Officer. From 2020 to present Ms. Chuah has been Chief Operating Officer for GEM. At GEM, Ms. Chuah has, among other things, lead project management ensuring exchange listing related matters are executed according to plan; maintained liaison with exchange listing advisors’ counterpart to ensure corporate compliance elements are taken care of within the organization; ensured alignment of business directions/communication among internal and external stakeholders with regards to overall organization goals and plans and also the proprietary product planning. From 2016 to 2021 Ms. Chuah was the Chief Operating Officer for World Cloud Ventures Sdn Bhd. At World Cloud, Ms. Chuah’s responsibilities were, among other things, project management for mobile app, i1happyhour; ensuring portal development, business development planning, marketing strategy planning and business readiness; leading the application of MSC status for the company under the product: i1happyhour and successfully getting the approval; project management for Loyalty Reward Program, Gem Reward, ensuring development of IT portal, business readiness, marketing readiness, business development, legal agreement matters and customer service and project management for e-commerce program, ze.la.fa covering the IT platform development, online seller recruitment, agreement preparation and customer service. Ms. Chuah earned a Bachelor’s of Business in Finance and Banking from Charles Stuart University in 2010.

Yee Fei “Jaylvin” Chan
is our Chief Financial Officer. From 2020 to present Mr. Chan has been the Chief Financial Officer for GEM. At GEM Mr. Chan has, among other things, been a member of the involved in setting overall operational short- and long-term strategies and analyzing and reporting on trends, opportunities, risks and projections of future growth; lead the development and use of best-practice policies, practices, and tools that ensure a well-controlled yet flexible organization with strong fiscal management, project management, cross team communications and workflow and coordinated the development of the annual operating, capital, and program budgets, and reporting against the same. From 2019 to 2020 Mr. Chan was, among other things, the Group Finance Manager for Vettons Group of Companies. At Vettons, Mr. Chan supervised end-of-period processes and prepared an analysis of the periodical business performance, budgets, and forecasts and lead the Finance Department in the establishment of risk management procedures as well as the update of those procedures. From 2015 to 2019 Mr. Chan was a Vice President at TAEL Management. At TAEL, Mr. Chan was among other things, involved in several private equity investments, reported to Finance Director and advised the Investment Director on the structure of funding, strategies on the entering and exiting the deals and designed the valuation; and provided high level analytical support in areas of strategic financial importance. Mr. Chan is currently a Chartered Accountant registered with the Malaysian Institute of Accountants (MIA) and received a Bachelor’s degree in finance/accounting at University of Malaysia and is pursuing an MBA at the Open University of Malaysia.

Su Huay “Sue” Chuah
is our Chief Marketing Officer. From March 2021 to present Ms. Chuah has been the Chief Marketing Officer for GEM. At GEM, her responsibilities have been, among other things, to set marketing goals to establish strategic direction and plan positioning; plan, implement and manage marketing strategies; and contribute to the overall development of the company. From 2017 to 2021 Ms. Chuah was the Branding & Communication Director for Click Internet Traffic Sdn Bhd. At Click, Ms. Chuah, among other things, participated in the development of the brand marketing strategies in order to establish strategic direction and program positioning; defined the departmental vision to instill it in all levels of the marketing department to make up part of the working culture and oversaw the brand planning process inclusive of the definition of target consumers and the development of marketing mix and strategies. From 2016 to 2017, Ms. Chuah was the Brand Manager for Click and her key responsibilities were, among other things, to oversee a wide array of business functions including branding, communication channels, product development, online and offline promotions, and market research; team management and support their efforts and report to higher level and to identify how the brand is currently positioned in the market and identify future trends. Ms. Chuah received a Bachelor’s degree in Mass Communication from Limkokwing University College of Creative Technology in 2005.

Chen Hoe “Samuel” Sam
is our Chief Technology Officer. From 2018 to 2020 Mr. Sam was the Senior Technical Manager for ARB Development SDN Bhd. At ARB Development, Mr. Sam, among other things, established the company’s technical vision and lead all aspects of the company’s technological development; directed the company’s strategic direction, development and future growth and provided leadership to department to meet customer’s deadlines. In 2018 Mr. Sam was the Lead Programmer for World Cloud Ventures Sdn Bhd. At World Cloud. Mr. Sam, among other things, managed a team of programmers, to support and develop in-house software application; gathered requirements from management, and developed solutions; and embedded bidding feature for a membership mobile application. From 2017 to 2018 Mr. Sam was the Senior Manager for Tone Excel International Sdn Bhd. At Tone, Mr. Sam Managed internal MIS Team; worked with vendor to maintain in-house Hardware/Software/Network infrastructure; re-organized hosting server structure and removed redundant server; and worked with vendor to restructure current software framework to enable the System backbone support web application and mobile application. From 2015 to 2017, Mr. Sam was the Chief Technology Officer for Isynergy Universal Sdn Bhd. At Isynergy, Mr. Sam, among other things, setup an IT team to maintain and enhance their core business system (Software/Hardware); worked with CBO to carry out the new system development, integration and implementation; and worked with MIS Outsourcing Company to maintain in-house Hardware/Software/Email issue. Mr. Sam earned a Bachelor’s degree in Computer Science/Information Technology in 2004 and a Graduate diploma of Computer Science/Information Technology in 2003.

Jau Long “Jerry” Ooi
is our Vice President. From 2017 to present, Mr. Ooi has been the Managing Director of Ezytronic Sdn Bhd, where he leads business development. Prior to that role, Mr. Ooi served as Sales & Marketing Manager of Ezytronic Sdn Bhd, where he was in charge of sales structure, marketing strategy, and team development. Mr. Ooi received a Diploma of Computer Science/Information Technology in 2002.

Joseph R. “Bobby” Banks
is a Director. Mr. Banks is a seasoned financial services executive. He previously worked in the New York and London offices of Goldman Sachs in the Corporate Finance, Mergers & Acquisitions and Communications, Media & Entertainment investment banking departments. Upon leaving Goldman Sachs, Mr. Banks joined JP Morgan Chase in their London Office as a Managing Director and Head of the Telecom and Media investment banking business in Europe, the Middle East and Africa (“EMEA”). He subsequently ran the Equity Capital Markets business for JP Morgan Chase also in EMEA. Mr. Banks has also worked in venture capital from 2014 to 2017 serving as Group Chief Financial Officer, Member of the Investment Committee, Chief Investor Relations Officer and Executive Board Member of Mountain Partners AG, a Zurich based venture capital firm. Since 2017, Mr. Banks has been an independent financial and strategy advisor to a number of companies across industries. Mr. Banks has a BA in Government from Dartmouth College and an MBA in Finance from the Wharton School at the University of Pennsylvania.

Marco Baccanello
is a Director. Mr. Baccanello is an experienced corporate finance executive with expertise in advising companies operating in a broad range of industries, particularly within the technology space, in early to late-stage financings, growth strategy and strategic disposals, restructurings and acquisitions. In addition, he has experience in the preparation of the listing and initial public offering documents for companies on NASDAQ and international exchanges, with an emphasis on funding requirements and regulatory filings. Mr. Baccanello also has developed acquisition and marketing strategies for multiple digital opportunities, focusing on content published to app stores, including rapidly growing digital businesses in the technology and gaming space. From 2016 to present, Mr. Baccanello is a member of the Corporate Development team where he leads and manages business plan developments. Prior to that role, he was the Chief Financial Officer of PlayJam from 2010 to 2016, where he planned, implemented and managed all the finance activities, including business planning, budgeting, forecasting and negotiations. Mr. Baccanello’s experience as a former chartered accountant at PricewaterhouseCoopers and director of a private equity firm, specifically his expertise in managing growth businesses within the services, media and technology industries, make him a qualified director to serve on our Board. Mr. Baccanello earned a Bachelor’s degree in Economics at the University of Southampton.

Jeremy Roberts
is a Director. Mr. Roberts is an experienced Corporate Financier with track-record of sourcing, structuring and negotiating and completing complex M&A deals and financings across a broad range of sectors and geographies. From 2013 to present Mr. Roberts has been the founder and Director of J and L Roberts Advisors in London, UK., a corporate consultancy firm. At J and L, Mr. Roberts has, among other things, advised family owners, High Net Worth Individuals, corporate and private equity groups on growth strategies and expansion; structuring and raising capital for various business ventures; as well as M&A assignments.  From 2013 to 2014 he was the Managing Director and consultant for i76 Sp Zoo in Warsaw, Poland.  At i76, he completed Ipopema 76’s first acquisition: Impress Group from Constantia Industries and worked on post-acquisition and separation matters to post-acquisition optimize internal group structure.  From 2011 to 2013 Mr. Roberts was a Principal at Corven Corporate Finance in London, UK. From 2002 to 2011, Mr. Roberts was a Director of Lansdowne Capital, an investment banking boutique, where he originated and executed transactions within the broader industrials sector.  Between 2000 and 2002, Mr. Roberts was a Vice President in the investment banking division of Credit Suisse in London. Mr. Roberts earned a BSc in Economics and Politics from University of Bath in 1994.

Board Leadership Structure and Risk Oversight

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic, and reputational risk.

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of five directors, three of whom qualify as “independent” under the listing standards of Nasdaq.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve until their successors have been elected and qualified.

Director Independence

Our board of directors are composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three (3) years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

•
the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the Remuneration Committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our Board has determined that Jeremy Roberts, Marco Baccanello and Joseph “Bobby” Banks are independent directors of the Company.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

We have established an audit committee consisting of Marco Baccanello, Joseph “Bobby” Banks and Jeremy Roberts. Marco Baccanello is the Chairman of the audit committee. In addition, our Board has determined that Marco Baccanello is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the Company intends to certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compensation Committee

We have established a compensation committee of the Board to consist of Joseph “Bobby” Banks, Jeremy Roberts and Marco Baccanello, each of whom is an independent director. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Joseph “Bobby” Banks is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing, approving and determining, or recommending to our board of directors regarding, the compensation of our executive officers;
•	administering our equity compensation plans;
•	reviewing and approving, or recommending to our board of directors, regarding incentive compensation and equity compensation plans; and
•	establishing and reviewing general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of Jeremy Roberts, Joseph “Bobby” Banks and Marco Baccanello. Jeremy Roberts is the Chairman of the nominating and corporate governance committee. The nominating and corporate governance committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

•	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;
•	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate;
•	evaluating nominations by stockholders of candidates for election to our board of directors; and
•	corporate governance matters.

Code of Ethics

Our Board plans to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Family Relationships

Su Chen “Chanell” Chuah, our Chief Operating Officer and Su Huay “Sue” Chuah, our Chief Marketing Officer are sisters.

Involvement in Certain Legal Proceedings

None of our other directors, executive officers, significant employees or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“Ten Percent Holders”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements during fiscal 2021 as follows: Our independent director, Joseph “Bobby” Banks has not yet filed his Form 3. Mr. Banks does not own any shares of our common stock.

Item 11. Executive Compensation

Summary Compensation Table

The following table illustrates the compensation paid by the Company to its executive officers. The disclosure is provided for the fiscal years ended June 30, 2022 and
2021. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Total ($)
Chong Chan “Sam” Teo (2)	2022	$26,309	$26,309
Chief Executive Officer	2021	$30,106	$30,106
Voon Him “Victor” Hoo	2022	$120,000	$120,000
Chairman and Managing Director	2021	$10,000	$10,000
Kok Pin “Darren” Tan (3)	2022	$-	$-
Chief Executive Officer	2021	$22,881	$22,881

(1)	Salaries were paid in Malaysian Ringgits, U.S. dollar amounts are approximate.
(2)	Mr. Teo was appointed Chief Executive Officer on June 16, 2021.
(3)	Mr. Tan was appointed Chief Executive Officer of the Company on July 1, 2020, and resigned on April 16, 2021.
(4)	Mr. Chan was appointed Chief Financial Officer on October 20, 2020.

None of our other executives earned compensation in excess of $100,000 in fiscal years ended June 30, 2022 or 2021 and therefore pursuant to Instruction 1 to Item 402(m)(2) of Regulation S-K, only the compensation for our Chief Executive Officer and Chief Financial Officer is provided.

Employment Agreements.

Teo Employment Agreement
. Chong Chan “Sam” Teo, our Chief Executive Officer, and the Company entered into an Executive Employment Agreement dated as of July 1, 2020 (the “Teo Employment Agreement”), pursuant which Mr. Teo was appointed as our Chief Operating Officer. On June 16, 2021. Mr. Teo resigned as our Chief Operating Officer and was appointed Chief Executive Officer. Mr. Teo is still otherwise employed under the terms of the Teo Employment Agreement. The Teo Employment Agreement provides Mr. Teo with a basic salary of MYR 10,000 (approximately $2,408) per month, which was increased to MYR 10,500 per month on August 1, 2020, and benefits that are generally given to our senior executives. The Company or Mr. Teo may terminate the Teo
Employment Agreement with two months’ notice. Mr. Teo was also employed as the Chief Executive Officer of GEM since March 1, 2020 on identical terms.

Hoo Employment Agreement
. Voon Him “Victor” Hoo, our Chairman and Managing Director, and the Company entered into an Executive Employment Agreement dated as of June 1, 2021 (the “Hoo Employment Agreement”), pursuant which Mr. Hoo was appointed as our Chairman and Managing Director. The Hoo Employment Agreement expired on June 14, 2022, and was extended on June 15, 2022, until June 14, 2023. Under the Hoo Employment Agreement Mr. Hoo is entitled to compensation of $10,000 per month. If Mr. Hoo terminates the Hoo Employment Agreement for any reason or the Company terminates the Hoo Employment Agreement due to a breach by Mr. Hoo, then the Company shall have no further obligation to compensate Mr. Hoo and all of Mr. Hoo’s rights under the contract shall be waived.  The Company may extend the Hoo Employment Agreement after expiration in one year intervals.

Tan Employment Agreement
. Kok Pin “Darren” Tan, our former Chief Executive Officer, and the Company entered into an Executive Employment Agreement dated as of July 1, 2020 (the “Tan Employment Agreement”). The Tan Employment Agreement provided Mr. Teo with a basic salary of MYR10,000 (approximately $2,408) per month, and benefits that are generally given to our senior executives.  Mr. Tan resigned on April 16, 2021.

Outstanding Equity Awards
at June 30, 2022

During the fiscal year ended June 30, 2022, we did not grant any stock options.

Director Compensation Table

The following table illustrates the compensation paid by the Company to its directors. Only the independent directors are entitled to receive board compensation. The disclosure is provided for the fiscal year ended June 30, 2022.

Name	Salary per director ($)	Total per director ($)
Joseph “Bobby” Banks and Jeremy Roberts all received identical compensation	$54,000	$54,000
Marco Baccanello	$124,000	$124,000

The independent directors (Joseph “Bobby” Banks, Marco Baccanello and Jeremy Roberts) are entitled to receive $6,000 per month, commencing October 16, 2021, and will each be issued $300,000 in shares of our common stock to be issued in $60,000 installments on December 11, 2022, March 11, 2023, June 11, 2023, September 11, 2023, and December 11, 2023. The value of the shares will be based on the average closing price of our common stock as reported on Nasdaq for the last five (5) business days in November 2022.
As Chairman of the Audit Committee Mr. Baccanello also received $7,000 per month during the fiscal year ended June 30, 2022 for the establishment of the Audit Committee and its procedures and processes.

Item 12. Security ownership Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of the common stock by (i) our directors and named executive officers; (ii) all the named executives and directors as a group and (iii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 1, 2022 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on
17,288,116
shares of
common stock outstanding on December 1, 2022.

The information contained in this table is as of December 1, 2022. At that date
, 17,288,216 shares o
f our common stock were outstanding.

Name and Address of Beneficial Owner (1)	Title	Common Stock	Percent of Common Stock
Officers and Directors
Chong Chan “Sam” Teo	Chief Executive Officer	1,604,195	9.3%
Voon Him “Victor” Hoo (2)	Chairman and Managing Director	1,702,899	9.9%
Su Chen “Chanell” Chuah	Chief Operating Officer	476,000	2.8%
Yee Fei “Jaylvin” Chan	Chief Financial Officer	—
Su Huay “Sue” Chuah	Chief Marketing Officer	426,000	2.5%
Chen Hoe “Samuel” Sam	Chief Technology Officer	—
Jau Long “Jerry” Ooi	Vice President	318,696	1.8%
Joseph R. “Bobby” Banks	Director	—
Marco Baccanello	Director	—
Jeremy Roberts	Director	—
Officers and Directors as a Group (total of 10 persons)		4,527,720	26.3%

5% Stockholders
Chong Chan “Sam” Teo		1,604,195	9.3%
V Capital Kronos Berhard		1,702,899	9.9%
The Evolutionary Zeal Sdn Bhd (3)		1,500,000	8.7%
Tophill Holdings Sdn. Bhd.		2,756,879	15.9%

(1) Unless otherwise indicated, the principal address of the named directors and directors and 5% stockholders of the Company is care of
Treasure Global Inc., 276 5th Avenue, Suite 704 #739, New York, New York 10001.
(2) Held by V Capital Kronos Berhad, a company in which Voon Him “Victor” Hoo, our Chairman and Managing Director, is the majority shareholder.
(3) Controlled by two individuals, Wan Zainudin bin Wan Ibrahim and Roslina binti Omar.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Other than as disclosed below, and except for the regular salary and bonus payments made to our directors and officers in the ordinary course of business as described in “Item 11. Executive Compensation,” there have been no transactions since March 20, 2020, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds USD$120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

Su Chen “Chanell” Chuah, our Chief Operating Officer and Su Huay “Sue” Chuah, our Chief Marketing Officer are sisters.

Jeremy Roberts and Marco Baccanello, both of whom are independent directors of the Company are also independent directors of VCI Global Limited, the parent of V Capital Kronos Berhad, an affiliate of the Company.

As of June 30, 2022, Kok Pin “Darren” Tan, the Company’s former Chief Executive Officer, has loaned the Company $1,862,606, on an interest free basis.  As of December 2, 2022, the Company has repaid
$1,728,225 to Kok Pin “Darren” Tan.
The remaining amount outstanding is
payable on demand.

As of June 30, 2022, Chong Chan “Sam” Teo, the Company’s Chief Executive Officer, has loaned the Company $197,480 on an interest free basis.

During the fiscal year ended
June 30, 2022, the Company fully repaid a $1,405,951 loan from World Cloud Ventures Sdn. Bhd.  Jau Long “Jerry” Ooi, a Vice President of the Company owns 50% of the equity of World Cloud Ventures Sdn. Bhd. As of June 30, 2022, World Cloud Ventures Sdn. Bhd. was the holder of the World Cloud Note, which has subsequently been converted into shares of the Company’s common stock.

During the fiscal year ended June 30, 2022, the Company fully repaid a $289,303 loan from Cloudmaxx Sdn. Bhd. Jau Long “Jerry” Ooi, a Vice President of the Company owns 30% of the equity of Cloudmaxx Sdn. Bhd. As of June 30, 2022, Cloudmaxx Sdn. Bhd. was also the holder of the Cloudmaxx Note, which has subsequently been converted in full into shares of the Company’s common stock.

Voon Him “Victor” Hoo owns more than 50% of the equity of V Capital Kronos Berhad. V Capital Kronos Berhad owns 14.55% of our outstanding shares of common stock and as of June 30, 2022 was the holder of the V Capital Note
, which has subsequently been converted in full into shares of the Company’s common stock.

During the fiscal year ended June 30, 2022, the Company paid $690,367 to True Sight for consulting services.  Su Huay “Sue” Chuah, our Chief Marketing Officer is a 40% shareholder of True Sight Sdn Bhd.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2022 and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our annual report on Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	June 30, 2022	June 30, 2021
Audit fees	$270,969	$-

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report:

(1) The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2) The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3) The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3*	Amendment to Certificate of Incorporation of the Registrant
4.1*	Form of Underwriter Warrant
10.1*	Beneficial Shareholding Agreement dated June 5, 2017 among Kok Pin “Darren” Tan and two individuals.
10.2*	Beneficial Shareholding Agreement dated November 10, 2020 between Kok Pin “Darren” Tan and Chong Chan “Sam” Teo.
10.3*	Share Swap Agreement dated March 11, 2021 between the Registrant and certain individuals
10.4*	Amendment to Share Swap Agreement dated March 11, 2021 among the Registrant and certain individuals
10.5*	Form of Common Stock Securities Purchase Agreement
10.6*	Form of Convertible Promissory Note issued pursuant to a Securities Purchase Agreement
10.7*	Investment Agreement dated November 1, 2020 between the Registrant and Space Capital Berhad
10.8*	13.33% Convertible Redeemable Note issued by the Registrant on November 13, 2020 to Space Capital Behard in the principal amount of $2,123,600
10.9*	Collaboration Agreement dated March 21, 2022 between GEM Reward SDN BHD and TNG Digital SDN BHD
10.10*	Business Partner Agreement dated February 8, 2022 between Public Bank and Gem Reward Sdn Bhd
10.11*	Agreement dated August 6, 2021 between iPay88 (M) Sdn. Bhd. and Gem Reward Sdn Bhd.
10.12*	Partnership Agreement dated as of December 16, 2021 between Gem Reward Sdn Bhd and Digi Telecommunications Sdn Bhd
10.13*	Collection Services Agreement dated as of August 11, 2021 between ATX Distribution Sdn Bhd and Gem Reward Sdn Bhd
10.14*	Service Provider Agreement effective January 1, 2022 between Coup Marketing Asia Pacific Sdn. Bhd. d/b/a Pay’s Gift and Gem Reward Sdn. Bhd.
10.15*	Reseller Agreement dated April 12, 2021 between MOL Accessportal Sdn. Bhd. d/b/a Razer Gold and Gem Reward Sdn. Bhd.
10.16*	Merchant Services Agreement dated August 17, 2021 between Morganfield’s and Gem Reward Sdn. Bhd.
10.17*	Merchant Services Agreement dated August 17, 2021 between The Alley and Gem Reward Sdn. Bhd.
10.18*	Merchant Services Agreement dated August 17, 2021 between Hui Lau Shan and Gem Reward Sdn. Bhd.
10.19*	Employment Agreement dated July 1, 2020 between Chong Chan “Sam” Teo and the Registrant
10.20*	Employment Agreement dated October 15, 2020 between Yee Fei “Jaylvin” Chan and the Registrant
10.21*	Employment Agreement dated March 1, 2021 between Su Huay “Sue” Chuah and the Registrant
10.22*	Employment Agreement dated June 1, 2021 between Voon Him “Victor” Hoo and the Registrant
10.23*	Employment Agreement dated June 16, 2021 between Su Chen “Chanell” Chuah and the Registrant
10.24*	Consulting Agreement dated July 1, 2021 between Exchange Listing, LLC and the Registrant
10.25**	Extension of Voon Him “Victor” Hoo Employment Agreement dated June 15, 2022.
21.1*	List of Subsidiaries of the Company.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company's Yearly Report on Form 10-K for the fiscal year ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104**	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022.

** Filed herewith
 *** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 5 , 2022	TREASURE GLOBAL INC.

	By:	/s/ Chong Chan “Sam” Teo
Chong Chan “Sam” Teo
Chief Executive Officer

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints Chong Chan “Sam” Teo as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chong Chan “Sam” Teo	Chief Executive Officer and Director	December 5, 2022
Chong Chan “Sam” Teo	(Principal Executive Officer)

/s/ Yee Fei “Jaylvin” Chan	Chief Financial Officer	December 5, 2022
Yee Fei “Jaylvin” Chan	(Principal Financial And Accounting Officer)

/s/ Voon Him “Victor” Hoo	Chairman of the Board and Managing Director	December 5, 2022
Voon Him “Victor” Hoo

/s/ Joseph R. “Bobby” Banks	Director	December 5, 2022
Joseph R. “Bobby” Banks

/s/ Marco Baccanello	Director	December 5, 2022
Marco Baccanello

/s/ Jeremy Roberts	Director	December 5, 2022
Jeremy Roberts

