Form 10-Q
period 2022-09-30
TREASURE GLOBAL INC
filed 2022-12-19
CIK 1905956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form

10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM	to

COMMISSION FILE NUMBER
001-4147

Treasure Global Inc
(Exact name of registrant as specified in its charter)

Delaware	36-4965082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 5th Avenue, Suite 704 #739, New York, New York 10001	+6012 643 7688
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	TGL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes

☒
    No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes

☒

   No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes
☐
   No
☒

As of
December 13
, 2022, the registrant had a total of 17,288,116 shares of its common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	Our ability to effectively operate our business.

•	Our ability to manage our research, development, expansion, growth and operating expenses;

•	Our ability to evaluate and measure our business, prospects and performance metrics;

•	Our ability to respond and adapt to changes in technology and customer behavior;

•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TREASURE GLOBAL INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,007,815	$1,845,232
Accounts receivable, net	1,056	-
Inventories	141,467	216,069
Other receivable and other current assets	414,356	8,780
Prepayments	440,944	203,020
Total current assets	8,005,638	2,273,101

OTHER ASSETS
Property and equipment, net	327,832	337,645
Operating lease right-of-use asset	76,671	-
Deferred offering costs	-	93,536
Total other assets	404,503	431,181

TOTAL ASSETS	$8,410,141	$2,704,282

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Related party loan, current portion	$3,734	$4,505
Convertible notes payable, net of unamortized discounts of $717,260 as of June 30, 2022	-	10,954,042
Convertible notes payable, related parties	-	2,437,574
Loans from third parties	-	1,417,647
Account payable	130,162	25,397
Account payable, related parties	5,119	14,326
Customer deposits	88,462	73,317
Contract liability	165,579	56,757
Other payables and accrued liabilities	290,409	1,161,860
Other payables, related parties	90,270	-
Amount due to related parties	428,857	2,060,088
Operating lease liability	33,429	-
Income tax payables	27,945	16,445
Total current liabilities	1,263,966	18,221,958

NON-CURRENT LIABILITIES
Operating lease liability, non-current	43,326	-
Related party loan, non-current portion	12,585	13,883
Senior note	-	65,000
Total non-current liabilities	55,911	78,883
TOTAL LIABILITIES	1,319,877	18,300,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $0.00001; 150,000,000 shares authorized, 17,288,116 and 10,545,251 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	173	105
Additional paid-in capital	30,514,931	4,020,552
Accumulated deficit	(23,388,088)	(19,715,740)
Accumulated other comprehensive income (loss)	(36,752)	98,524
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	7,090,264	(15,596,559)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$8,410,141	$2,704,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,
	2022	2021

REVENUES	$15,556,340	$20,368,518

COST OF REVENUES	(15,519,247)	(20,296,943)

GROSS PROFIT	37,093	71,575

SELLING	(1,293,030)	(1,749,965)
GENERAL AND ADMINISTRATIVE	(810,746)	(509,055)
RESEARCH AND DEVELOPMENT	(129,297)	(68,373)
STOCK-BASED COMPENSATION	(439,332)	(320,823)
TOTAL OPERATING EXPENSES	(2,672,405)	(2,648,216)

LOSS FROM OPERATIONS	(2,635,312)	(2,576,641)

OTHER (EXPENSE) INCOME
Other income, net	14,325	10,932
Interest expense	(41,785)	(73,680)
Amortization of debt discount	(998,076)	(130,152)
TOTAL OTHER EXPENSE, NET	(1,025,536)	(192,900)

LOSS BEFORE INCOME TAXES	(3,660,848)	(2,769,541)

PROVISION FOR INCOME TAXES	(11,500)	(3,900)

NET LOSS	(3,672,348)	(2,773,441)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(135,276)	(12,807)

COMPREHENSIVE LOSS	$(3,807,624)	$(2,786,248)

LOSS PER SHARE
Basic and diluted	$(0.26)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	13,909,851	10,542,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIENCY)

					ACCUMULATED	TOTAL
			ADDITIONAL		OTHER	STOCKHOLDERS'
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE	EQUITY
	Number of shares	Par value	CAPITAL	DEFICIT	INCOME (LOSS)	(DEFICIENCY)
Balance as of June 30, 2022	10,545,251	$105	$4,020,552	$(19,715,740)	$98,524	$(15,596,559)
Beneficial conversion feature from issuance of convertible notes	-	-	537,383	-	-	537,383
Net loss	-	-	-	(3,672,348)	-	(3,672,348)
Issuance of common stock - non-employee stock compensation	109,833	1	439,331	-	-	439,332
Conversion of convertible note payable	3,799,801	38	14,097,376	-	-	14,097,414
Conversion of convertible note payable, related parties	376,088	4	2,437,570	-	-	2,437,574
Issuance of common stock in initial public offering, net of issuance costs	2,300,000	23	7,951,202	-	-	7,951,225
Fair value of warrants issued in initial public offering	-	-	175,349	-	-	175,349
Issuance of warrants - non- employee stock compensation	-	-	856,170	-	-	856,170
Cashless exercise of warrants- non- employee stock compensation into common stock	157,143	2	(2)	-	-	-
Foreign currency translation adjustment	-	-	-	-	(135,276)	(135,276)
Balance as of September 30, 2022 (Unaudited)	17,288,116	$173	$30,514,931	$(23,388,088)	$(36,752)	$7,090,264

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	Number of shares	Par value	CAPITAL	DEFICIT	LOSS	DEFICIENCY
Balance as of June 30, 2021	10,312,585	$103	$1,504,950	$(7,969,726)	$(55,580)	$(6,520,253)
Net loss	-	-	-	(2,773,441)	-	(2,773,441)
Issuance of common stock - non-employee stock compensation	232,666	2	320,821	-	-	320,823
Foreign currency translation adjustment	-	-	-	-	(12,807)	(12,807)
Balance as of September 30, 2021 (Unaudited)	10,545,251	$105	$1,825,771	$(10,743,167)	$(68,387)	$(8,985,678)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2022	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,672,348)	$(2,773,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,345	12,577
Amortization of debt discount	998,076	130,152
Amortization of operating right-of-use asset	8,435	-
Recovery of doubtful accounts, net	-	(25,157)
Stock-based compensation	439,332	320,823
Change in operating assets and liabilities
Accounts receivables	(1,092)	108,110
Accounts receivables, a related party	-	10,198
Inventories	66,125	59,423
Other receivable and other current assets	(419,771)	(83,639)
Prepayments	(256,331)	(238,750)
Accounts payable	109,607	216,984
Accounts payable, related parties	(8,789)	(151,608)
Customer deposits	19,394	(144,797)
Customer deposits, related parties	-	(148,085)
Contract liability	115,402	42,644
Other payables and accrued liabilities	21,236	(47,740)
Other payable, related party	93,330	-
Operating lease liability	(8,347)	-
Income tax payables	11,500	3,900
Net cash used in operating activities	(2,456,896)	(2,708,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(34,399)	(157,541)
Net cash used in investing activities	(34,399)	(157,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering cost	(15,000)	-
Proceeds from issuance of common stock in initial public offering	8,235,110	-
Payments of related party loan	(1,203)	(1,211)
Proceeds from issuance of convertible notes	2,672,092	477,834
Proceeds from issuance of convertible notes, related parties	-	240,444
Repayment of senior note	(65,000)	-
(Repayment to) proceeds from related parties	(1,621,499)	80,154
P roceeds from third party loans	557,550	292,929
Repayment to third party loans	(1,951,041)	-
Net cash provided by financing activities	7,811,008	1,090,150

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(157,130)	(35,003)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,162,583	(1,810,800)

CASH AND CASH EQUIVALENTS, beginning of period	1,845,232	2,843,398

CASH AND CASH EQUIVALENTS, end of period	$7,007,815	$1,032,598

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$42,998	$65,594

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Offering costs paid in the prior period	$93,536	$-
Beneficial conversion feature resulted from issuance of convertible notes	$537,383	$-
Fair value of warrants issued to underwriter	$175,349	$-
Fair value of warrants issued to consultant	$856,170	$-
Fair value of common stock issued to consultant	$439,332	$-
Recognition of operating right-of-use asset and lease liability	$87,704	$-
Conversion of convertible note payable, net of unamortized discounts	$14,097,414	$-
Conversion of convertible note payable, related parties	$2,437,574	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

No
te 1 – Nature of business and organization

Treasure Global Inc. (“TGI” or the “Company”) is a holding c ompany inco
rporated on March 20, 2020, under the laws of the State of Delaware. The Company has no substantive operations other than holding all of the outstanding shares of Gem Reward Sdn. Bhd. (“GEM”), which was established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

On March 11, 2021, TGI completed a reverse recapitalization (“Reorganization”) under common control of its then existing stockholders
, who collectively owned all of the equity interests of GEM prior to the Reorganization through a Share Swap Agreement. GEM is under common control of the same stockholders
of TGI through a beneficial ownership agreement, which results in the consolidation of GEM and has been accounted for as a Reorganization of entities under common control at carrying value. Before and after the Reorganization, the Company, together with its sole subsidiary is effectively controlled by the same stockholders
, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its sole subsidiary have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

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

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and substantial doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from contribution from stockholders
, issuance of convertible note from third parties and related parties, related parties loans, and its initial underwritten public offering (the “Offering”).

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) recurring loss from operations of approximately $2.6 million for the three months ended September 30, 2022, (2) accumulated deficit of approximately $23.4 million as of September 30, 2022; and (
3
) net operating cash outflow of approximately $2.5 million for the three months ended September 30, 2022.

On August 15, 2022, the Company
closed its Offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. The Company received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts and commissions and fees, and other estimated offering expenses.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended June 30, 2022.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2022, its unaudited results of operations for the three months ended September 30, 2022 and 2021, and its unaudited cash flows for the three months ended September 30, 2022 and 2021, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for doubtful accounts, allowance for inventories obsolescence, useful lives of property and equipment, impairment of long-lived assets, allowance for deferred tax assets, fair value of convertible note, fair value or valuation of warrants and uncertain tax position. Actual results could differ from these estimates.

Foreign currency translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the
Unaudited Condensed

Consolidated Statements of Operations and Comprehensive Loss.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. The Company’s subsidiary in Malaysia conducts its businesses and maintains its books and record in the local currency, Malaysian Ringgit (“MYR” or “RM”), as its functional currency.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30,
“Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive gain or loss within the unaudited condensed consolidated statements of changes in stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2022	June 30, 2022

Period-average MYR: US$1 exchange rate	4.64	4.41

	For the Three Months ended September 30,
	2022	2021

Period-average MYR: US$1 exchange rate	4.48	4.20

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 days. Accounts receivable include money due from agent subscription and sales of health care product on its Z-city platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2022 and June 30, 2022, the Company recorded $216 and $227 of allowance for doubtful account, respectively.  For the three months ended September 30, 2022 and 2021, the Company recovered doubtful account from account receivable amounted to $0 and $25,157, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three months ended September 30, 2022 and 2021, no write-down for inventory
.

Other receivables and other current assets

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2022 and June 30, 2022, no allowance for doubtful account was recorded.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2022 and June 30, 2022, there was no allowance for the doubtful accounts.

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
As of September 30, 2022 and June 30, 2022, no impairment of long-lived assets was recognized.

Deferred offering costs

Deferred offering costs represents costs associated with the Company’s Offering on August 15, 2022. The Deferred offering costs had been netted against the proceeds received from the Offering.

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

Upon conversion,
the carrying amount of the convertible note, net of the unamortized discount shall be reduced by, if any, the cash (or other assets) transferred and then shall be recognized in the capital accounts to reflect the shares issued and no gain or loss is recognized pursuant to ASC Topic 470-20-40-4.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As the Company’s warrants meet all of the criteria for equity classification, so the Company will classify each warrant as its own equity.

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

Revenue recognition policies for each type of revenue stream are as follows:

Product Revenues

- Performance obligations satisfied at a point in time

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“Z-City”). The Company accounts for the revenue generated from its sales of E-vouchers, health care products and computer products on a gross basis as the Company is acting as a principal in these transactions and is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $460,862 to support an average 2.8 days of sales during the three months ended September 30, 2022, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transferred momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits. The Company also recognized a portion of the product revenues from health care products on a net basis as the product was dropped shipped from the vendors to customers directly which demonstrated that the Company did not had control of the products or bear any inventory risks.

The Company recognizes the sales of E-vouchers, health care products, and computer products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. For the three months ended September 30, 2022 and 2021, $488,822 and $889,103 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended September 30, 2022
	2022	2021
	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$15,435,331	$20,247,090
Health care products and computer products revenue (1)	12,300	715
Loyalty program revenue (1)	25,183	106,627
Transaction revenue (1)	15,218	14,071
Agent subscription revenue (1)	-	15
Member subscription revenue (2)	68,308	-
Total revenues	$15,556,340	$20,368,518

(1)	Revenue recognized at a point in time.
(2)	Revenue recognized over time.

Cost of revenues

Cost of revenues sold mainly consists of the purchases of the gift card or “E-voucher” pin code, and health care products which is directly attributable to the sales of product on the Company’s online marketplace platform.

Advertising costs

Advertising costs amounted to $1,023,811 and $1,429,367 for the three months ended September 30, 2022 and 2021, respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $129,297 and 68,373 for the three months ended September 30, 2022 and 2021, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $49,389 and $28,061 for the three months ended September 30, 2022 and 2021, respectively.
 The related contribution plans include:

-	Social Security Organization (“SOSCO”) – 1.75% based on employee’s monthly salary capped of RM 4,000;

-	Employees Provident Fund (“EPF”) – 12% based on employee’s monthly salary;

-	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 4,000;

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As the Company’s warrants meet all of the criteria for equity classification, so the Company will classify each warrant as its own equity.
15

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three months ended September 30, 2022 and 2021.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to third party consultant as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants and common stock granted are estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive loss consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

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

For the three months ended September 30, 2022, and 2021 a total of 100,000 and 1,403,082 contingent shares to be issued to the convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

Lease

Effective July 1, 2022, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

If any of the following criteria are met, the Company classifies the lease as a finance lease:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
●	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;
●	The lease term is for 75 % or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
●	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Leases that do not meet any of the above criteria are accounted for as operating leases.

The Company combines lease and non-lease components in its contracts under Topic 842, when permissible.

Operating lease right-of-use (“ROU”) asset and lease liability are recognized at the adoption date of July 1, 2022 or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU asset to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU asset and liability do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee.

The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term for operating lease.

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three months ended September 30, 2022 and 2021
, the Company did not recognize impairment loss on its operating lease ROU asset.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2023 as the Company is qualified as an emerging growth company. The Company is currently evaluating the impact ASU 2019-05 may have on its unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company has adopted of this standard on July 1, 2022, the adoption did not have a material impact on its unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted this update and it will become effective on July 1, 2024 as the Company is qualified as an emerging growth company. The Company believes the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early adoption was permitted, including adoption in an interim period. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this standard on July 1, 2021 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements to Subtopic 205-10, presentation of financial statements”. The amendments in this Update improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the codification. That reduce the likelihood that the disclosure requirement would be missed. The amendments also clarify guidance so that an entity can apply the guidance more consistently. ASU 2020-10 is effective for the Company for annual and interim reporting periods beginning January 1, 2022. Early application of the amendments is permitted for any annual or interim period for which financial statements are available to be issued. The amendments in this Update should be applied retrospectively. An entity should apply the amendments at the beginning of the period that includes the adoption date. The adoption of this standard on July 1, 2021 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 3 –
Accounts receivable, net

	As of September 30, 2022	As of June 30, 2022
	(Unaudited)
Accounts receivable	$1,272	$227
Allowance for doubtful accounts	(216)	(227)
Total accounts receivable, net	$1,056	$-

Movements of allowance for doubtful accounts are as follows:

	As of September 30, 2022	As of June 30, 2022
	(Unaudited)
Beginning balance	$227	$25,690
Addition (recovery)	-	(24,953)
Exchange rate effect	(11)	(510)
Ending balance	$216	$227

Note 4

–
Inventories

Inventories consist of the following:

	As of September 30, 2022	As of June 30, 2022
	(Unaudited)
Gift card (or E-voucher)	$114,126	$187,271
Nutrition products	27,341	28,798
Total	$141,467	$216,069

Note 5
–
Other receivable and other current assets

	As of September 30, 2022	As of June 30, 2022
	(Unaudited)
Deposits (1)	$7,279	$6,020
Prepaid tax	2,625	2,760
P re paid expense	404,452	-
Total other receivable and other current assets	$414,356	$8,780

(1) The balance of deposits mainly represented deposit made by the Company to third party service provider, and security deposit consist of rent and utilities. As of September 30, 2022 and June 30, 2022, the Company did not record any allowance against doubtful receivables.

Note 6
–
Prepayments

	As of September 30, 2022	As of June 30, 2022
	(Unaudited)
Deposits to suppliers	$440,944	$203,020

Note 7

–
Property and equipment, net

Property and equipment, net consist of the following:

	As of September 30, 2022	As of June 30, 2022
	(Unaudited)
Computer and office equipment	$157,744	$151,205
Furniture and fixtures	73,816	76,148
Motor vehicle	83,707	88,045
Leasehold improvement	102,882	89,425
Subtotal	418,149	404,823
Less: accumulated depreciation	(90,317)	(67,178)
Total	$327,832	$337,645

Depreciation expense for the three months ended September 30, 2022 and 2021 were amounted to $27,345 and $12,577, respectively.

Note 8 – Loans and notes

Loans from third parties

The Company entered into a loan agreement with Aqtiq Solutions Sdn Bhd, a third party (the “Agtiq Loan Agreement”) dated June 27, 2022, pursuant to which Aqtiq Solutions Sdn Bhd provided the Company with a revolving loan facility to borrow up to RM 3,000,000 (approximately $0.7 million) bearing interest at 3.5% per annum, which is payable on demand. As of June 30, 2022, the Company had balance outstanding from this facility amounted to $668,923. On July 12, 2022, the Company repaid the remaining balance in full.

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

For the three months ended September 30, 2022 and 2021, interest expenses related to the aforementioned loans from third parties amounted to $2,498 and $0 respectively.

Senior Note

On June 30, 2021, the Company issued a 12% Redeemable Senior Note in the principal amount of $65,000 to Yong Kim Fong, a Malaysian citizen (the “Fong Note”). The Fong Note bears interest at 12.00% per annum and is due on the earlier of (x) the date on which our common stock is listed on Nasdaq and (y) July 1, 2024. The Fong Note is pre-payable in full, but not in part. As of June 30, 2022, the balance of the Fong Note is amounted to $65,000. On September 1, 2022, the Company fully repaid the balance.

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

In addition, notes issuance costs in connection with this note amounted $212,360 and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible notes from date of issuance to date of maturity using effective interest rate method. For the three months ended September 30, 2022 and 2021, amortization of debt discount amounted to $46,296 and $130,152, respectively.

As of June 30, 2022, convertible note balance from this accredited investor, net of unamortized discounts of $292,276 was amounted to $1,831,324.
Upon completion of the Company’s Offering on August 15, 2022, the above mentioned convertible note balance, net of unamortized discount amounted to $1,877,620 was converted into 530,900 shares of the Company’s common stock. Meanwhile, additional 15,927 shares of common stock were issued to this accredited investor as success fees.

On January 3, 2022, the Company had entered into a loan agreement (the “Tophill Loan Agreement 1”) with a third party to borrow up to approximately $4.8 million with up to 3.5% per annum interest rate. The loan is due on demand together with interest accrued thereon. On March 14, 2022, the Company and above mentioned third party had made amendment to the Tophill Loan Agreement 1. Pursuant to the amendment, the aggregate outstanding principal amount of all Loans plus any accrued and unpaid interest (“Loan balance”) thereon as of the closing date of the IPO shall automatically converted into a number of shares of the Company’s common stock equal to the Loan balance divided by 80% of the public offering price of the Company’s common stock in the IPO; and the loan agreement shall terminate and no additional amounts under the loan agreement will be available to the Company and after taking into consideration the conversion of the Loan balance, no amount under any loan shall be outstanding. In addition, the Company entered into another Loan Agreement (the “Tophill Loan Agreement 2”) dated May 13, 2022 with Tophill, pursuant to which Tophill provided the company with a revolving loan facility to borrow up to RM 50,000,000 (approximately $11.9 million) bearing interest at 3.5% per annum, which is payable on demand. Meanwhile, the agreement provide that (i) all principal and accrued and unpaid interest outstanding under the Tophill Loan Agreement 2 on the closing of the Company’s initial public offering will automatically be converted into shares of the Company’s common stock at a conversion price that is equal to 80% of the initial public offering price and (ii) the Tophill Loan Agreement 2 terminates on the closing date of the Company’s initial public offering. The Company evaluated the loan agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the loan required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the loan for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price ($4.38) was below the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the loan contained a beneficial conversion feature. The Company recognized the intrinsic value of embedded conversion feature of $537,383 and $1,231,610 in the additional paid-in capital and reduced the carrying value of the loan as a debt discount for the three months ended September 30, 2022 and for the year ended June 30, 2022, respectively. The carrying value, net of debt discount, will be accreted over the term of the term of the loan from date of issuance to date of maturity using effective interest rate method, recorded as current liabilities. For the three months ended September 30, 2022 and 2021, amortization of debt discount amounted to $951,780 and $0, respectively.
As of June 30, 2022, the convertible note balance from Tophill Loan Agreement 1 and Agreement 2, net of unamortized discounts of $424,984, was amounted to $5,542,231.

For the three months ended September 30, 2022, the Company has issue additional convertible note amounted to $2,672,092. For the three months ended September 30,2022 and 2021, amortization of debt discount amounted to $951,780 and $0 pertained to aforementioned convertible notes. respectively.
Upon completion of the Company’s Offering on August 15, 2022, the remaining principal and accrued interest balance related to Tophill Loan Agreement 1 and Agreement 2 amounted to $8,639,307 was converted into 2,756,879 shares of the Company’s common stock.

In May, June, July, September, October, and December 2021, the Company issue various batches of convertible notes to 10 accredited investors which included
5
third parties in the aggregate principal amount of $3,580,488 and
5
 related parties in the aggregate principal amount of $2,437,574 (see Note 10). Pursuant to the agreement, the maturity date is 36 months after the issuance, provided that if an IPO listing is not successful, the accredited investors should be entitled to require the Company to redeem the convertible notes at the subscription/conversion of $6.90 per share along with interest payable at the rate of 12% per annum. The Company also evaluated the convertible notes agreement under ASC 815 and determined none of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a BCF and determined that the conversion price ($6.90) was above the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the convertible notes do not contain a beneficial conversion feature. As a result, the Company record the proceeds received from these convertible notes as a liability in its entirely.
As of June 30, 2022, the convertible note balance from these 10 accredited investors amounted to $6,018,062. Upon completion of the Company’s Offering on August 15, 2022, the balance of these convertible notes amounted to $6,018,062 was converted into 872,183 shares of common stock, among which, $2,437,574 was converted into 353,272 shares of common stock are belonged to the related parties.

The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2021 balance	$5,733,961	$(758,508)	$4,975,453	$3,575,453	$1,400,000
Issuance of convertible notes	8,374,915	(1,231,610)	7,143,305	6,105,731	1,037,574
Amortization of debt discounts	-	1,266,861	1,266,861	1,266,861	-
Exchange rate effect	-	5,997	5,997	5,997	-
June 30, 2022 balance	14,108,876	(717,260)	13,391,616	10,954,042	2,437,574
Issuance of convertible notes	2,672,092	(537,383)	2,134,709	2,134,709	-
Amortization of debt discounts	-	998,076	998,076	998,076	-
Conversion	(16,780,968)	245,980	(16,534,988)	(14,097,414)	(2,437,574)
Exchange rate effect	-	10,587	10,587	10,587	-
September 30, 2022 balance (unaudited)	$-	$-	$-	$-	$-

For the three months ended September 30, 2022 and 2021, interest expenses related to the aforementioned convertible notes amounted to $20,464 and $67,229 respectively.

Note 9 – Other payables and accrued liabilities

	As of September 30, 2022	As of June 30, 2022
	(Unaudited)
Accrued professional fees (i)	$6,471	$910,186
Accrued promotion expenses (ii)	38,952	41,476
Accrued payroll	118,190	112,069
Accrued interest (iii)	70,868	92,686
Payables to merchant from ZCITY platform (iv)	23,838	-
Others	32,090	5,443
Total other payables and accrued liabilities	$290,409	$1,161,860

(i)	Accrued professional fees

The balance of accrued professional fees represented amount due to third parties service providers which include marketing consulting service, IT related professional service, audit fee, and consulting fee related to capital raising. In addition, the balance of accrued professional fees also consist of consulting fee which the Company agree to compensate the consultant by issuing 300,000 warrants exercisable for a period of 5 years at $4.00 per share. On August 15, 2022, the Company had issued the warrants to the consultant upon completion of its Offering. The value of the consulting fee was estimated by the fair value of the warrants which was determined by using the Black Scholes model (Note 11). The consulting fee was estimated to be $856,170 and record as accrued professional fee for the year ended June 30, 2022. Upon issuance of the warrants, the above mentioned balance of the accrued professional fee was reduced by increasing the same amount in additional paid in capital.

(ii)	Accrued promotion expense

The balance of accrued promotion expense represented the balance of profit sharing payable to the Company’s merchant and subscribed agents to promote business growth.

(iii)	Accrued interest
The balance of accrued interest represented the balance of interest payable from convertible note aforementioned in Note 8.

(iv)	Payables to merchants from ZCITY platform

The balance of payables to merchants from ZCITY platform represented the amount the Company collected on behalf of merchant from its customer through the Company’s ZCITY platf
o
rm.

Note 10 – Related Party balances and transactions

Related party balances

Convertible notes payable, related parties

Name of Related Party	Relationship	Nature	As of September 30, 202 2	As of June 30, 202 2
			(Unaudited)
Chuah Su Mei	Spouse of Kok Pin “Darren” Tan, shareholder of TGI	CLN	$-	$240,444
Click Development Berhad	Shareholder of TGI	CLN	-	120,235
Cloudmaxx Sdn Bhd	Jau Long “Jerry” Ooi and Kok Pin “Darren” Tan are common shareholder	CLN	-	568,305
V Capital Kronos Berhad	Shareholder of TGI, and Voon Him “Victor” Hoo is the common shareholder	CLN	-	1,400,000
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	CLN	-	108,590
Total			$-	$2,437,574

Pursuant to the convertible note agreement related to above convertible notes payable, related parties, the convertible note shall not be interest bearing if the Company completes its
Offering within the 36 months from the date of issuance of the convertible note, unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. As the Company completed its Offering on August 15, 2022, no interest expenses pertained to above convertible notes payable, related parties were accrued for the three months ended September 30, 2022 and 2021.

Account payable, related parties

Name of Related Party	Relationship	Nature	As of September 30, 2022	As of June 30, 2022
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Purchase of inventories	$5,119	$4,229
The Evolutionary Zeal Sdn Bhd	Shareholder of TGI	Purchase of inventories	-	9,034
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of inventories	-	1,063
Total			$5,119	$14,326

Other payables, related parties

Name of Related Party	Relationship	Nature	As of September 30, 2022	As of June 30, 2022
			(Unaudited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is the shareholder of this entity	Consulting fee	$75,488	$-
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	14,782	-
Total			$90,270	$-

Amount due to related parties

Name of Related Party	Relationship	Nature	As of September 30, 2022	As of June 30, 2022
			(Unaudited)
Chong Chan “Sam” Teo	Directors, Chief Executive Officer, and Shareholder of TGI	Interest-free loan, due on demand	$187,750	$197,480
Kok Pin “Darren” Tan*	Shareholder of TGI	Interest-free loan, due on demand	241,107	1,862,608
Total			$428,857	$2,060,088

*As of the date of this report, the Company has repaid $106,729 to Kok Pin “Darren” Tan.

Related party transaction

Revenue from related parties

Name of Related Party	Relationship	Nature	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Sales of products	$-	$30,661

Purchase from related parties

Name of Related Party	Relationship	Nature	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$-	$1,695

Equipment purchase from related party

Name of Related Party	Relationship	Nature	For the Three Months Ended September 30, 202 2	For the Three Months Ended September 30, 2021
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$13,490	$-

Consulting fees from related parties

Name of Related Party	Relationship	Nature	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
			(Unaudited)	(Unaudited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	$150,175	$115,388
Imej Jiwa Communications Sdn Bhd	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity	Consulting fees	2,744	-
V Capital Investment Limited	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity	Consulting fees	-	75,000

			$152,919	$190,388
Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGI. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of September 30, 2022, such loan has an outstanding balance of $3,734, of which $12,585 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $271 and $363 during the three months ended September 30, 2022 and 2021, respectively.

Note 11 – Stockholders’ Deficiency

Common stock

As of June 30, 2021, TGI is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGI increased its authorized shares to 170,000,000 shares as part of the Reorganization with GEM, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value as of September 30, 2022 and June 30, 2022. The share capital increased of TGI presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of GEM.

Beneficial conversion feature from issuance of convertible note

On January 3, 2022 and May 13, 2022, the Company entered into 2 loan agreements which allow the third party to convert the loan balance along with interest balance incurred into a number of shares of the Company’s common stock as of the closing date of the IPO. For the three months ended September 30, 2022, the Company has withdrew additional $2,686,914 from these loan agreements. As the Company determined that loan contained a beneficial conversion feature, the Company recognized the fair value of embedded conversion feature of $537,383 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the three months ended September 30, 2022.

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

On August 15, 2022, the Company issued 4,175,889 shares of common stock upon the conversion of $16,534,988 of convertible note payable, net of unamortized discounts and accrued interest (Note 8)
, among which, $2,437,574 was converted into 353,272 shares of common stock are belonged to the related parties.

Common stock issued from the
Offering
, net of issuance costs

On August 15, 2022, the Company had closed its initial underwritten public offering of 2,300,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public prince of $4.00 per share. The Company received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, other offering expenses amounted to approximately $1.0 million, and fair value of warrants issued to the underwriters of approximately $0.2 million.

Common stock issued for consulting service

In July 2021 the Company signed a capital market advisory agreement (“Agreement”) with Exchange Listing, LLC (“Consultant”), to engage in advisory service in capital market advisory, corporate governance, and organizational meeting. The term of this Agreement shall commence on the execution date and shall continue until the later of nine months or until the Company is trading on a senior exchange or otherwise extended by both parties. The Company extended the contract term until the Company is trading on a senior exchange. Upon execution of this agreement,  the Company agrees to sell to the Consultant, or its designees shares of the Company’s common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding, at $0.001 per share. The Company estimated the fair value of the common stock issued to the Consultant for the year ended June 30, 2022
b
y using the market price $5.48 per share as per an enterprise per share value appraised from an independent third party. For the year ended June 30, 2022, the Company has issued 232,666 shares of common stock to the Consultant and the stock-based compensation in connection with the service period of these shares amounted to $1,283,994. After completion of the Company’s Offering on August 15, 2022, the Company had issued additional 109,833 shares of common stock to ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding using the
fair value
of $4.00 per share with the fair value of $439,332. Stock-based compensation expense amounted to $439,332 and $320,823 for the three months ended September 30, 2022 and 2021, respectively.

Warrants

-	Issuance of warrants - non- employee stock compensation

Pertain to above mentioned Agreement with the Consultant, the Company also issued 300,000 warrants to the Consultant or its designees exercisable for a period of five years at $4.00 per share upon completion of the Company’s Offering. Meanwhile, on the same date, the Consultant had exercised all of its warrants on cashless basis and received 157,143 shares of the Company’s common stock.

The fair value of the warrants which was determined by using the Black Scholes model using the following assumptions: (1) expected volatility of 49.0%, (2) risk-free interest rate of 0.89%, (3) expected life of 5.0 years, (4) exercise price of $4.0 and (5) estimated market price of $5.48 on July 1, 2020, the date of which the consulting agreement was entered. Based on above assumption, the fair value of the warrants were estimated to be $856,170.

-	Issuance of the underwriters warrants

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters (the “Representative”), relating to the Offering of 2,300,000 shares of the Company’s common stock, par value $0.00001 per share, at an Offering price of $4.00 per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The Representative’s Warrant may be exercised beginning on February 10, 2023, until August 10, 2027. For the three months ended September 30, 2022, there are no warrants were exercised by the Representative.

The fair value of the warrants which was determined by using the Black Scholes model using the following assumptions: (1) expected volatility of 54.8%, (2) risk-free interest rate of 2.91%, (3) expected life of 5.0 years, (4) exercise price of $5.0 and (5) stock price of $4.0 on August 15, 2022, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants were estimated to be $175,349.

Warrants outstanding as of September 30, 2022 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at June 30, 2022	-	$-	-
Granted	400,000	4.25	5.0
Exercised	(300,000)	4.00
Outstanding at September 30, 2022 (unaudited)	100,000	$5.00	4.9

Note 12 – Income taxes

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended
	September 30, 2022
	2022	2021
	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$(824,465)	$(823,254)
- Foreign – Malaysia	(2,836,383)	(1,946,287)
Loss before income tax	$(3,660,848)	$(2,769,541)

The provision for income taxes consisted of the following:

	For the three months ended
	September 30, 2022
	September 30, 2022	June 30, 2022
	(Unaudited)
Tax jurisdictions from:
- Local – United States	$11,500	$3,900
- Foreign – Malaysia	-	-
Provision for income taxes	$11,500	$3,900

United States of America

TGI was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of September 30, 2022, the operations in the United States of America incurred $2,368,008 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The deferred tax valuation allowance as of September 30, 2022 and June 30, 2022 were $497,282 and $324,144, respectively.

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

For the three months ended September 30, 2022 and 2021, the Company’s foreign subsidiar
y
 did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

GEM is governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of September 30, 2022, the operations in the Malaysia incurred $7,279,241 of cumulative net operating losses which can be carried forward for a maximum period of seven consecutive years to offset future taxable income. The deferred tax valuation allowance as of September 30, 2022 and June 30, 2022 were $3,712,278 and $3,031,546, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of September 30, 2022	As of June 30, 2022
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$497,282	$324,144
Net operating loss carry forwards in Malaysia	3,712,278	3,031,546
Stock based compensation	-	179,796
Amortization of debt discount	-	148,081
Less: valuation allowance	(4,209,560)	(3,683,567)
Deferred tax assets	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2022 and June 30, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended September 30, 2022 and 2021.

Note 13 – Concentrations of risks

(a) Major customers

For the three months ended September 30, 2022 and 2021, no customer accounted for 10.0% or more of the Company’s total revenues.
As of September 30, 2022, two customer account for 79.4% and 20.6% of the total balance of accounts receivable, respectively. As of June 30, 2022, no customer account for 10.0% or more of the total balance of accounts receivable.

(b) Major vendors

For the three months ended September 30, 2022, one vendor accounted for approximately 85.0% of the Company’s total purchases. For the three months ended September 30, 2021, one vendor accounted for approximately 86.0% of the Company’s total purchases.

As of September 30, 2022, one vendor accounted for approximately 92.0% of the total balance of accounts payable. As of June 30, 2022, three vendors accounted for approximately 46.2%, 24.2%, and 12.3% of the total balance of accounts payable, respectively.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2022 and June 30, 2022 , $7,007,815 and $1,845,232 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $6,532,537 and $1,759,715 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Note 14 – Leases

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. The Company’s office lease was classified as operating leases. The lease generally do not contain options to extend at the time of expiration.

The Company had an existing operating lease for office as of July 1, 2022. Upon adoption of FASB ASU 2016-02 on July 1, 2022, the Company recognized $84,829 ROU asset and same amount of operating lease liability based on the present value of the future minimum rental payments of leases, using a discount rate of 3.5% based on duration of lease terms. As of September 30, 2022, the remaining lease term is 2.5 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of September 30, 2022 for the next five years is as follows:

September 30,
202 3	$35,547
202 4	35,462
202 5	8,866
Total undiscounted lease payments	79,875
Less imputed interest	(3,120)
Total lease liabilities	$76,755

Rent expense for the three months ended September 30, 2022 and 2021 were $9,166, and $9,652, respectively.

Note 15 – Commitments and contingencies

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

COVID-19

Since the declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO, Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defense sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunization Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country was administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine. The COVID-19 situation in the country showed no sign of abating. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily, beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population. The government is preparing to shift into an endemic COVID-19 phase where it will not impose wide lockdowns even if cases rise. As of October 23, 2022, over 85% of the country’s population have been fully vaccinated
.

Substantially all of the Company’s revenues are concentrated in Malaysia. Consequently, the Company’s results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to the results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond the Company’s control. Potential impacts include, but are not limited to, the following:

-	temporary closure of offices, travel restrictions, financial impact of the Company’s customers may be negatively affected, and could continue to negatively affect the demand for the Company’s product;

-	the Company may have to provide significant sales incentives to its customers during the outbreak, which may in turn materially adversely affect its financial condition and operating results; and

-	the Company may experience a slow-down in hiring new personnel which may adversely impact on the Company’s business operation.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time.

16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2022 up through December 19, 2022, the date the Company issued these unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed
consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended June 30, 2022 (the “Annual Report”) filed with the SEC. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

Treasure Global Inc. (“TGI”, “we”, “our”, or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. TGI has no substantive operations other than holding all of the outstanding shares of Gem Reward Sdn. Bhd. (“GEM”), which was established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

Prior to March 11, 2021, TGI and GEM were separate companies under the common control of Darren Tan, which resulted from Mr. Tan’s prior 100% ownership of TGI and his prior 100% voting and investment control over GEM pursuant to the Beneficial Shareholding Agreements. For a more detailed description of the Beneficial Shareholding Agreements and Mr. Tan’s common control over TGI and GEM see
“Prospectus Summary—Corporate Structure.

On March 11, 2021, TGI and GEM were reorganized into a parent subsidiary structure pursuant to the Share Swap Agreement in which TGI exchanged the Swap Shares for all equity of GEM. Pursuant to the Share Swap Agreement, the purchase and sale of the Swap Shares was completed on March 11, 2021, but the issuance of the Swap Shares did not occur until October 27, 2021 when TGI amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the Swap Shares. As a result of the Share Swap Agreement, (i) GEM became the 100% subsidiary of TGI and Darren Tan no longer had any control over the GEM ordinary shares and (ii) Darren Tan, the Initial GEM
Stockholders
and Sam Teo owned 100% of the shares of TGI common stock (Darren Tan owning approximately 97%). Subsequent to the date of the Share Swap Agreement, Darren Tan transferred 9,529,002 of his 10,000,000 shares of TGI common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

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

Our proprietary product is an App branded “ZCITY App”, which was developed through GEM. The ZCITY App was successfully launched in Malaysia on June 2020. GEM is equipped with the know-how and expertise to develop additional/add-on technology-based products and services to complement the ZCITY App, thereby growing its reach and user base.

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

34

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as of September 30, 2022, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been global supply chain disruptions as a result of the COVID-19 pandemic or Russia’s recent invasion of Ukraine that may have affected the operations of some of our online or offline merchants, these disruptions have not had a material adverse effect on our business as of September 30, 2022, but we will continue to monitor the effects of supply chain disruptions on our business in future periods.,

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for each quarter as of September 30, 2022 since we launched ZCITY platform, are set forth in the table below:

	For the quarters ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2020	2021	2021	2021	2021	2022	2022	2022
Number of new registered user (1)	44,532	281,470	262,784	245,582	288,540	364,218	466,534	234,179
Number of active users (2)	42,225	300,270	347,596	362,805	421,287	448,247	443,430	488,358
Number of new participating merchants	613	651	270	44	15	14	7	13

(1) Registered are persons who have registered on the ZCITY App.

(2) Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of	As of	As of	As of
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2020	2021	2021	2021	2021	2022	2022	2022
Accumulated registered users	58,868	340,338	603,122	848,704	1,137,244	1,501,462	1,967,996	2,202,175
Accumulated Participating merchants	984	1,635	1,905	1,949	1,964	1,978	1,985	1,998

We have experienced substantial growth in registered users and active users since we launched ZCITY platform in June 2020. As of September 30, 2022, we recorded 2,202,175 registered users and 488,358 active users from ZCITY platform. Our average percentage of growth of register and active users throughout the quarter ended September 30, 2022 since the establishment of the ZCITY platform was approximately 127.0% and 249.6%, respectively.

However, the average percentage of growth of registered and active users decreased in the last six quarters from September 30, 2022 which was a result of decrease in purchasing of E-voucher from our vendor, eventually reduce the E-voucher available for sales, and attract less new registered and active user to join our ZCITY platform. Since our product and loyalty program revenue mainly consist of sales of E-voucher which bear a low profit margin, reduce in purchasing of E-voucher will allow us to reserve more working capital in developing our Tazte Smart F&B system (“Tazte”), which is a system that provides a one stop solution and digitalization transformation for all registered Food and Beverage (“F&B”) outlets located in Malaysia. As Tazte is a merchant oriented program, we intend to utilize our user data to help our merchant customers to achieve higher business growth as well as increase our transaction revenue while we expect to launch Tazte in December 2022. For the remaining 2022 and beyond, we do not expect to experience exponential growth rate in our registered and active users as we intend to maintain our E-voucher for sales in a steady level and increase our user’s retention rate.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end of each quarter is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
July 1, 2020	September 30, 2020	14,336	2,945	20.5%
October 1, 2020	December 31, 2020	58,868	42,225	71.7%
January 1, 2021	March 31, 2021	340,338	300,270	88.2%
April 1, 2021	June 30, 2021	603,122	347,596	57.6%
July 1, 2021	September 30, 2021	848,704	362,805	42.7%
October 1, 2021	December 31, 2021	1,137,244	421,287	37.0%
January 1, 2022	March 31, 2022	1,501,462	448,247	29.8%
April 1, 2022	June 30, 2022	1,967,996	443,430	22.5%
July 1, 2022	September 30, 2022	2,202,175	488,358	22.2%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of each quarter is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
July 1, 2020	September 30, 2020	2,945	2,879	66	N/A	N/A
October 1, 2020	December 31, 2020	42,225	41,142	1,083	63.3%	36.7%
January 1, 2021	March 31, 2021	300,270	281,432	18,838	55.4%	44.6%
April 1, 2021	June 30, 2021	347,596	262,780	84,816	71.8%	28.2%
July 1, 2021	September 30, 2021	362,805	245,580	117,225	66.3%	33.7%
October 1, 2021	December 31, 2021	421,287	288,536	132,751	63.4%	36.6%
January 1, 2022	March 31, 2022	448,247	361,143	87,104	78.5%	21.5%
April 1, 2022	June 30, 2022	443,430	368,390	75,040	83.3%	16.7%
July 1,2022	September 30, 2022	448,358	146,036	342,322	22.8%	77.2%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

Over the last 21 months, we have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months September 30, 2022 and 2021

Revenue

Our breakdown of revenues by categories for three months ended September 30, 2022 and 2021, respectively, is summarized below:

	For the Three Months Ended September 30,				Change
	2022	%	2021	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$15,472,814	99.5%	$20,354,432	99.8%	(24.0)%
Transaction revenue	15,218	0.1%	14,071	0.1%	8.2%
Agent subscription revenue	-	0.0%	15	0.1%	(100.0)%
Member subscription revenue	68,308	0.4%	-	-	100%
Total revenues	$15,556,340	100.0%	$20,368,518	100.0%	(23.6)%

Total revenues decreased by approximately $4.9 million or 23.6% to approximately $15.6 million for the three months ended September 30, 2022 from approximately $20.4 million for the three months ended September 30, 2021.  The decrease was mainly attributable to decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products, and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. The product and loyalty program revenue decrease by approximately $4.9 million or 24.0% to approximately $15.5 million for the three months ended September 30, 2022 from approximately $20.4 million for the same period in 2021. The decrease was mainly attribute to decrease in E-voucher purchasing which resulted in less E-voucher available for sales during the three months ended September 30, 2022. Such decrease in purchasing activities was due to our management’s decision to reserve more working capital for developing Tazte within the ZCITY platform as discussed in the key operating metrics section above.

Transaction revenue

The transactions revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue increased by 8.2% to approximately $15,000 for the three months ended September 30, 2022 from approximately $14,000 for the same period in 2021. The increase was mainly attributable to the fact that we engaged with 1,998 local merchants to connect them with their customers through our ZCITY platform as of September 30, 2022 compared to 1,949 as of September 30, 2021. Our average percentage of growth of new merchants was approximately 31.6% throughout the quarters as of September 30, 2022 since the establishment of ZCITY platform. Despite of the slowdown in adding new merchants to our platform during the last six quarters ended as of September 30, 2022, we expect our transaction revenue to increase as soon as we launch Tazte in December 2022.

Agent subscription revenue

Agent subscription revenue primarily consists of fees charged to the agents in exchange for rights by introducing merchants to join our merchant network and to earn a future fixed percentage of commission fees upon completion of each sales transaction between the referred merchants and their customers. We did not recognized any Agent subscription revenue for the three months ended September 30, 2022 mainly due to our shift of business strategies to Zmember subscription revenue which is a member oriented program designated to attract more customer to engage with our ZCITY platform. We do not expect to recognize any agent subscription revenue for the remaining 2022 and beyond.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus, and referral rewards.
Member subscription revenue increased by 100.0% to $68,308 for the three months ended September 30, 2022 as we launched the Zmember program for the quarter ending in March 31, 2022 to enhance our customer engagement with our ZCITY platform. As of September 30, 2022, we had 11,420 customers who subscribed to our Zmember program.

Cost of Revenue

Our breakdown of cost of revenues by categories for the three months ended September 30, 2022 and 2021, respectively, is summarized below:

	For the Three Months Ended September 30,		Change
	2022	2021	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$15,519,247	$20,296,943	23.5%
Total cost of revenue	$15,519,247	$20,296,943	23.5%

Cost of revenues mainly consist of the purchases of the gift card or “E-voucher” pin code, and health care product which is directly attributable to our product revenue. Total cost of revenue decreased by approximately $4.7 million or 23.5% for the three months ended September 30, 2022 compared with the same period in 2021. The decrease
was in line with our decreased revenue.

Gross Profit (loss)

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit (loss)	$(46,433)	$57,489	$(103,922)	(180.8)%
Gross margin	(0.3)%	0.3%	(0.6)%

Transaction revenue
Gross profit	$15,218	$14,071	$1,147	8.2%
Gross margin	100.0%	100.0%	-%

Agent subscription revenue
Gross profit	$-	$15	$(15)	(100.0)%
Gross margin	-%	100.0%	-%

Member subscription revenue
Gross profit	$68,308	$-	$68,308	100.0%
Gross margin	100.0%	-%	100.0%

Total
Gross profit	$37,093	$71,575	$(34,482)	(48.2)%
Gross margin	0.2%	0.4%	(0.2)%

Our gross profit for the three months ended September 30, 2021 amounted to approximately $72,000 as compared to approximately $37,000 gross profit for the three months ended September 30, 2022. Gross margin was approximately 0.2% and 0.4% for the three months ended September 30, 2022, and 2021, respectively. The decrease in gross profit was mainly due to a decrease in product and loyalty revenue as a result of the decrease in E-voucher sales. The decrease in gross margin of 0.2% is due to
our vendor increased the product price due to the decrease of purchasing volume as our management decided to reserve more working capital in developing
Tazte
within the ZCITY platform as discussed above.

Operating Expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses, and stock-based compensation.

Selling expenses

Selling expenses amounted to approximately $1.3 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. Representing a decrease of approximately $0.5 million or 26.1%. The decrease was mainly attribute to decrease in marketing and promotion expense of approximately $0.4 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended September 30, 2022 and 2021, we incurred approximately $0.5 million and $0.9 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expense was mainly due to decrease of new registered user, and eventually resulted in less redemption in non-spending related activities reward points by our customers.

General and administrative expense

General and administrative expenses amounted to approximately $0.8 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. Representing an increase of approximately $0.3 million or 59.3%. The increase was mainly due to increase in salary expense of approximately $0.2 million as a result of expansion of our business operation.

Research and development expenses

Research and development expense amounted to approximately $130,000 and $68,000 for the three months ended September 30, 2022 and 2021, respectively, representing 89.1% increase as we increase spending to maintain and enhance our mobile application or website to ensure our customer to have exceptional user experience while navigating within the ZCITY platform.

Stock-Based Compensation expenses

Stock-based compensation expenses amounted to approximately $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, representing increase of approximately $0.1 million. The stock-based compensation incurred for the three months ended September 30, 2022 and 2021 are both from Exchange Listing LLC (the “Consultant”).  The increase was mainly due to we incurred approximately $0.4 million of stock-based compensation expense from the Consultant due to the issuance of additional 109,833 shares of our common stock to ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding in accordance with the consulting agreement.

Other Expense, net

Other expense, net amounted to approximately $1.0 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Representing an increase of approximately $0.8 million or 431.6%. The increase was mainly attributable to increase in amortization of debt discount of approximately $0.9 million as we recognized approximately $0.9 million of debt discount from additional convertible note payable incurred, and eventually increase the amortization for the three months ended September 30, 2022.

Provision for Income Taxes

Provision for income tax were amount to $11,500 and $3,900 for the three months ended September 30, 2022 and 2021. The amount was attributable to tax imposed on Treasure Global Inc. from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis.

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

For the three months ended September 30, 2022 and 2021, our foreign subsidiary did not generate any income that are subject to Subpart F tax and GILTI tax.

Net Loss

Our net loss increased by approximately $0.8 million from approximately $2.8 million for the three months ended September 30, 2021 to approximately $3.7 million for the three months ended September 30, 2022, predominately due to reasons as discussed above.

Liquidity and Capital Resources

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through cash flows from contribution from stockholders, issuance of convertible notes, related party loans, and our completion of initial underwritten public offering.

As of September 30, 2022 and June 30, 2022, we had approximately $7.0 million and $1.8 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On August 15, 2022, we had closed our initial underwritten public offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. We had received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts and commissions and fees, and other estimated offering expenses which amounted to approximately $1.0 million.

After the completion of the underwritten initial public offering, following the conversion of convertible notes payable, net of unamortized discounts to equity, our working capital was able to change from a deficit of approximately $15.9 million as of June 30, 2022 to a positive working capital of approximately $6.7 million as of September 30, 2022.

Despite of receiving the net proceeds from our initial underwritten public offering, the management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, the management has determined there is substantial doubt about its ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from the Company’s related parties.

The following summarizes the key components of our cash flows for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(2,456, 896)	$(2,708,406)
Net cash used in investing activities	(34,399)	(157,541)
Net cash provided by financing activities	7,811,008	1,090,150
Effect of exchange rate on cash and cash equivalents	(157,130)	(35,003)
Net change in cash and cash equivalents	$5,162,583	$(1,810,800)

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2022 was approximately $2.5 million and were mainly comprised of the net loss of approximately $3.7 million, increase of prepayments of approximately $0.3 million as our vendors required us to make deposit to secure the purchase, decrease in other payables and accrued liabilities of approximately $11,000 as we paid off some balance of the accrued expense incurred from prior period, and increase of approximately $0.4 million in other receivable and other current assets as we prepaid IT maintenance fee to a third party service provider. The net cash used in operating activities was mainly offset by amortization of debt discount of approximately $1.0 million, stock-based compensation of approximately $0.4 million, decrease of inventories of approximately $66,000 as we improved our inventories turnover rate due to demand of our product, increase in account payable of approximately $0.1 million as we make more purchase on account, increase of approximately $0.1 million in contract liability as we deferred more revenue due to increase of our customer’s redemption rate in spending related reward point, and increase of approximately $93,000 in other payable, related party as we accrued more consulting expense payable to a related party.

Net cash used in operating activities for the three months ended September 30, 2021 was approximately $2.7 million and were mainly comprised of the net loss of approximately $2.8 million, increase of approximately $84,000 in other receivable and other current assets as our service provider required us to make deposit to secure the service throughout the service term, increase of prepayments of approximately $0.2 million as our vendors required us to make deposit to secure the purchase, decrease of approximately $0.3 million in customer deposit including related parties as we return the deposit back to the third parties or related parties due to project abandon during this period, and decrease of approximately $48,000 as we paid off some balance of the accrued expense incurred from prior period. The net cash used in operating activities was mainly offset by amortization of debt discount of approximately $0.1 million, stock-based compensation of approximately $0.3 million, decrease of approximately $0.1 million in account receivable, including related parties as we collect revenue recognized from previous period, increase of approximately $65,000 in account payable including related parties as we make more purchase on account, and increase of approximately $43,000 in contract liability as we deferred more revenue due to increase of our customer’s redemption rate in spending related reward point.

Investing Activities

Net cash used in investing activities for three months ended September 30, 2022 was approximately $34,000, which was in respect of purchase of equipment for our operations.

Net cash used in investing activities for the three months ended September 30, 2021 was approximately $0.2 million, which was in respect of purchase of equipment for our operations.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2022 was approximately $7.8 million, which were mainly comprised of proceeds received from the issuance of convertible note from third party of approximately $2.7 million, proceeds received from our initial public offering of approximately $8.2 million, and proceeds received from third party of approximately $1.0 million, offset by repayment to related parties and third parties loan of approximately $4.0 million, repayment of senior note of $65,000, and $15,000 payment of deferred offering costs.

Net cash provided by financing activities for the three months ended September 30, 2021 was approximately $1.1 million, which were mainly comprised of proceeds received from the issuance of convertible note from third parties and related parties of approximately $0.7 million, and proceeds received from third party and related parties loan of approximately $0.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Estimate

Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are significant to the preparation of our financial statements. These estimates are important for an understanding of our financial condition and results of operation. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting estimates involve the most significant estimates and judgments used in the preparation of our financial statements.

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue, the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, realization of deferred tax assets and uncertain tax position, fair value of our stock price to determine the beneficial conversion feature ("BCF") within the convertible note, fair value of the stock-based compensation, and fair value of the warrants issued. Actual results could differ from these estimates.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 days. Accounts receivable include money due from agent subscription revenue and sales of health care product on its Z-city platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. Our allowance for accounts receivables were $216 and $227, as of September 30, 2022 and 2021, respectively,

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include gift card or “E-voucher” pin code which are purchased from our suppliers as merchandized goods or store credit, and healthcare products. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of September 30, 2022 and June 30, 2022, no write-down for estimated obsolescence or unmarketable inventories were record.

Other receivables and other current assets, net

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance of other receivable and other current assets were recorded as of September 30, 2022 and 2021.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, we will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. No allowance of prepayments were recorded as of September 30, 2022 and 2021.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of September 30, 2022 and 2021.

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

Stock-based compensation

We
recognize
compensation costs resulting from the issuance of stock-based awards to third party consultant as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants and common stock granted are estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock option
s, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. The fair value of the stock-based compensation were estimated to be $439,332 and 320,8
23 for the three months ended September 30, 2022 and 2021, respectively.

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

Warrants

We account for warrants as equity-classified instruments in accordance with ASC 480 and ASC 815. The fair value of each warrants granted are estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. Based on above assumption, the fair value of the warrants were estimated to be $175,349 as of September 30, 2022.

Recent Accounting Pronouncements

See Note 2 of the notes to the unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES. DISCLOSURE CONTROLS AND PROCEDURES

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

∙
we did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex United States of America generally accepted accounting principles (“U.S. GAAP”) accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP;

∙
we lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;

∙	we lack of proper procedures developed and implemented for IT risk assessment and vulnerability management;

∙	we lack of proper procedures developed and implemented for access to systems and date, which include user account management and password management;

∙	we lack of proper procedures developed and implemented for segregation of duties and related monitoring; and

∙	we lack of proper procedures identified related party transaction which lead to revision of previously issued financial statements

∙	we lack of proper procedures developed and implemented for third party IT service vendor risk assessment and management.

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

∙
hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework;

∙	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel;

∙	develop policies and procedures for IT risk assessment;

∙	develop policies and procedures for user account management and password management compliance ;

∙	develop policies and procedures for IT risk assessment for segregation of duties and related monitoring;

∙	establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act compliance requirements and improvement of overall internal control; and

∙	strengthening corporate governance.

Changes in Internal Control Over Financial Reporting

 There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A.  RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the U.S. Securities and Securities Exchange Commission (“SEC”).

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A) Unregistered Sales of Equity Securities

(a)
Issuance of Capital Stock
.

On August 11, 2022, we issued 14,403,082  shares of our common stock pursuant to the automatic conversion of its convertible notes.

Upon completion of the Company’s initial underwritten public offering on August 15, 2022, the Company issued 2,756,879 shares of its common stock pursuant to the automatic conversion of amounts due to Tophill Holding Sdn. Bhd.

Upon completion of the Company’s initial underwritten public offering on August 15, 2022, we issued 109,833 shares of our common stock to Exchange Listing, LLC, pursuant to anti-dilution protection provided to them in their consulting agreement with the Company.

Upon completion of the Company’s initial underwritten public offering on August 15, 2022, we issued 15,927 shares of our common stock to Space Capital Berhad as a fee under a convertible note that was converted into shares of common stock on August 11, 2022.

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

(b)
Warrants
.

On August 15, 2022, we issued a five-year warrant to purchase 100,000 shares of our common stock to EF Hutton, division of Benchmark Investments LLC. The warrant has an exercise price of $5.00 per share.

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

(B) Use of Proceeds
Not applicable.

(C) Issuer Purchases of Equity Securities
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3*	Amendment to Certificate of Incorporation of the Registrant
4.1*	Form of Underwriter Warrant
10.1*	Form of Common Stock Securities Purchase Agreement
10.2*	Form of Convertible Promissory Note issued pursuant to a Securities Purchase Agreement
10.3*	Investment Agreement dated November 1, 2020 between the Registrant and Space Capital Berhad
10.4*	13.33% Convertible Redeemable Note issued by the Registrant on November 13, 2020 to Space Capital Behard in the principal amount of $2,123,600
10.5*	Collaboration Agreement dated March 21, 2022 between GEM Reward SDN BHD and TNG Digital SDN BHD
10.6*	Business Partner Agreement dated February 8, 2022 between Public Bank and Gem Reward Sdn Bhd
10.7*	Agreement dated August 6, 2021 between iPay88 (M) Sdn. Bhd. and Gem Reward Sdn Bhd.
10.8*	Partnership Agreement dated as of December 16, 2021 between Gem Reward Sdn Bhd and Digi Telecommunications Sdn Bhd
10.9*	Collection Services Agreement dated as of August 11, 2021 between ATX Distribution Sdn Bhd and Gem Reward Sdn Bhd
10.10*	Service Provider Agreement effective January 1, 2022 between Coup Marketing Asia Pacific Sdn. Bhd. d/b/a Pay’s Gift and Gem Reward Sdn. Bhd.
10.11*	Reseller Agreement dated April 12, 2021 between MOL Accessportal Sdn. Bhd. d/b/a Razer Gold and Gem Reward Sdn. Bhd.
10.12*	Merchant Services Agreement dated August 17, 2021 between Morganfield’s and Gem Reward Sdn. Bhd.
10.13*	Merchant Services Agreement dated August 17, 2021 between The Alley and Gem Reward Sdn. Bhd.
10.14*	Merchant Services Agreement dated August 17, 2021 between Hui Lau Shan and Gem Reward Sdn. Bhd.
10.15*	Employment Agreement dated July 1, 2020 between Chong Chan “Sam” Teo and the Registrant
10.16*	Employment Agreement dated October 15, 2020 between Yee Fei “Jaylvin” Chan and the Registrant
10.17*	Employment Agreement dated March 1, 2021 between Su Huay “Sue” Chuah and the Registrant
10.18*	Employment Agreement dated June 1, 2021 between Voon Him “Victor” Hoo and the Registrant
10.19*	Employment Agreement dated June 16, 2021 between Su Chen “Chanell” Chuah and the Registrant
10.20*	Consulting Agreement dated July 1, 2021 between Exchange Listing, LLC and the Registrant
10.21**	Extension of Voon Him “Victor” Hoo Employment Agreement dated June 15, 2022
21.1*	List of Subsidiaries of the Company.
31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August

** Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on December 5, 2022.
*** Filed herewith
 **** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: December 19, 2022	/s/ Chong Chan “Sam” Teo
Chong Chan “Sam” Teo
Chief Executive Officer and President, Director
(Principal Executive Officer)

Dated: December 19, 2022	/s/ Yee Fei “Jaylvin” Chan
Yee Fei “Jaylvin” Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

