Form 10-Q
period 2022-12-31
TREASURE GLOBAL INC
filed 2023-02-14
CIK 1905956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes
☐
   No
☒

As of
February 1
0
, 202
3
, the registrant had a total of 17,288,116shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	Our ability to effectively operate our business segments;

•	Our ability to manage our research, development, expansion, growth and operating expenses;

•	Our ability to evaluate and measure our business, prospects and performance metrics;

•	Our ability and our national distributor’s ability to compete, directly and indirectly, and succeed in the highly competitive medical devices industry;

•	Our ability to respond and adapt to changes in technology and customer behavior;

•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

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

PART I – FINANCIAL INFORMATION

ITEM 1.
UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TREASURE GLOBAL INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,720,614	$1,845,232
Accounts receivable, net	53,436	-
Inventories	197,688	216,069
Other receivable and other current assets	216,915	8,780
Prepayments	530,772	203,020
Total current assets	5,719,425	2,273,101

OTHER ASSETS
Property and equipment, net	347,871	337,645
Other assets, non-current	100,082	-
Operating lease right-of-use asset	72,108	-
Deferred offering costs	-	93,536
Total other assets	520,061	431,181

TOTAL ASSETS	$6,239,486	$2,704,282

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY )
CURRENT LIABILITIES
Related party loan, current portion	$5,164	$4,505
Convertible notes payable, net of unamortized discounts of $0 and $717,260 as of December 31, 2022 and June 30, 2022, respectively	-	10,954,042
Convertible notes payable, related parties	-	2,437,574
Loans from third parties	-	1,417,647
Account payable	86,545	25,397
Account payable, related parties	-	14,326
Customer deposits	107,604	73,317
Contract liability	139,864	56,757
Other payables and accrued liabilities	288,907	1,161,860
Other payables, related parties	31,393	-
Amount due to related parties	332,188	2,060,088
Operating lease liability	32,320	-
Income tax payables	39,445	16,445
Total current liabilities	1,063,430	18,221,958

NON-CURRENT LIABILITIES
Operating lease liability, non-current	36,674	-
Related party loan, non-current portion	11,285	13,883
Senior note	-	65,000
Total non-current liabilities	47,959	78,883
TOTAL LIABILITIES	1,111,389	18,300,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $0.00001; 150,000,000 shares authorized, 17,288,116 and 10,545,251 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	173	105
Additional paid-in capital	30,514,931	4,020,552
Accumulated deficit	(25,400,253)	(19,715,740)
Accumulated other comprehensive income	13,246	98,524
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	5,128,097	(15,596,559)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$6,239,486	$2,704,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION S AND COMPREHENSIVE LOSS

	For the Three Months Ended December 31,		For the Six Months Ended December 31
	2022	2021	2022	2021
REVENUES	$20,444,168	$22,362,136	$36,000,508	$42,730,654

COST OF REVENUES	(20,210,159)	(22,222,652)	(35,729,406)	(42,519,595)

GROSS PROFIT	234,009	139,484	271,102	211,059

SELLING	(1,266,300)	(1,867,085)	(2,559,330)	(3,617,050)
GENERAL AND ADMINISTRATIVE	(855,573)	(556,812)	(1,666,319)	(1,065,867)
RESEARCH AND DEVELOPMENT	(167,933)	(124,849)	(297,230)	(193,222)
STOCK-BASED COMPENSATION	-	(321,058)	(439,332)	(641,881)
TOTAL OPERATING EXPENSES	(2,289,806)	(2,869,804)	(4,962,211)	(5,518,020)

LOSS FROM OPERATIONS	(2,055,797)	(2,730,320)	(4,691,109)	(5,306,961)

OTHER (EXPENSE) INCOME
Other income, net	55,187	26,217	69,512	37,149
Interest expense	(55)	(333,233)	(41,840)	(406,913)
Amortization of debt discount	-	(121,855)	(998,076)	(252,007)
TOTAL OTHER (EXPENSE) INCOME, NET	55,132	(428,871)	(970,404)	(621,771)

LOSS BEFORE INCOME TAXES	(2,000,665)	(3,159,191)	(5,661,513)	(5,928,732)

PROVISION FOR INCOME TAXES	(11,500)	(4,800)	(23,000)	(8,700)

NET LOSS	(2,012,165)	(3,163,991)	(5,684,513)	(5,937,432)

OTHER COMPREHENSIVE INCOME ( LOSS )
Foreign currency translation adjustment	49,998	(24,537)	(85,278)	(37,344)

COMPREHENSIVE LOSS	$(1,962,167)	$(3,188,528)	$(5,769,791)	$(5,974,776)

LOSS PER SHARE
Basic and diluted	$(0.12)	$(0.30)	$(0.36)	$(0.56)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	17,288,116	10,545,251	15,598,984	10,543,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIENCY)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS' EQUITY
	Number of shares	Par value	CAPITAL	DEFICIT	INCOME (LOSS)	(DEFICIENCY)
Balance as of June 30, 2022	10,545,251	$105	$4,020,552	$(19,715,740)	$98,524	$(15,596,559)
Beneficial conversion feature from issuance of convertible notes	-	-	537,383	-	-	537,383
Net loss	-	-	-	(3,672,348)	-	(3,672,348)
Issuance of common stock - non-employee stock compensation	109,833	1	439,331	-	-	439,332
Conversion of convertible note payable	3,822,617	38	14,097,376	-	-	14,097,414
Conversion of convertible note payable, related parties	353,272	4	2,437,570	-	-	2,437,574
Issuance of common stock in initial public offering, net of issuance costs	2,300,000	23	7,951,202	-	-	7,951,225
Fair value of warrants issued in initial public offering	-	-	175,349	-	-	175,349
Issuance of warrants - non- employee stock compensation	-	-	856,170	-	-	856,170
Cashless exercise of warrants- non- employee stock compensation into common stock	157,143	2	(2)	-	-	-
Foreign currency translation adjustment	-	-	-	-	(135,276)	(135,276)
Balance as of September 30, 2022	17,288,116	$173	$30,514,931	$(23,388,088)	$(36,752)	$7,090,264
Net loss	-	-	-	(2,012,165)	-	(2,012,165)
Foreign currency translation adjustment	-	-	-	-	49,998	49,998
Balance as of December 31, 2022	17,288,116	$173	$30,514,931	$(25,400,253)	$13,246	$5,128,097

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS'
	Number of shares	Par value	CAPITAL	DEFICIT	LOSS	DEFICIENCY
Balance as of June 30, 2021	10,312,585	$103	$1,504,950	$(7,969,726)	$(55,580)	$(6,520,253)
Net loss	-	-	-	(2,773,441)	-	(2,773,441)
Issuance of common stock - non-employee stock compensation	232,666	2	320,821	-	-	320,823
Foreign currency translation adjustment	-	-	-	-	(12,807)	(12,807)
Balance as of September 30, 2021	10,545,251	$105	$1,825,771	$(10,743,167)	$(68,387)	$(8,985,678)
Non e-Employee stock compensation	-	-	321,058	-	-	321,058
Net loss	-	-	-	(3,163,991)	-	(3,163,991)
Foreign currency translation adjustment	-	-	-	-	(24,537)	(24,537)
Balance as of December 31, 2021	10,545,251	$105	$2,146,829	$(13,907,158)	$(92,924)	$(11,853,148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,684,513)	$(5,937,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,908	22,693
Amortization of debt discount	998,076	252,007
Amortization of operating right-of-use asset	16,787	-
Recovery of doubtful accounts, net	-	(25,433)
Stock-based compensation	439,332	641,881
Change in operating assets and liabilities
Accounts receivables	(51,958)	(50,492)
Accounts receivables, a related party	-	10,214
Inventories	18,222	220,216
Other receivable and other current assets	(299,676)	(4,677)
Prepayments	(318,556)	72,001
Accounts payable	59,413	358,882
Accounts payable, related parties	(13,953)	10,789
Customer deposits	33,221	(45,272)
Customer deposits, related parties	-	69,882
Contract liability	80,716	28,932
Other payables and accrued liabilities	7,881	537,288
Other payable, related party	30,524	-
Operating lease liability	(19,815)	-
Income tax payables	23,000	1,000
Net cash used in operating activities	(4,618,391)	(3,837,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(72,306)	(187,246)
Net cash used in investing activities	(72,306)	(187,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering cost	(15,000)	-
Proceeds from issuance of common stock in initial public offering	8,235,110	-
Payments of related party loan	(1,915)	(2,444)
Proceeds from issuance of convertible notes	2,672,092	1,370,126
Proceeds from issuance of convertible notes, related parties	-	1,037,574
Repayment of senior note	(65,000)	-
(Repayment to) proceeds from related parties	(1,728,225)	407,953
Proceeds from third party loans	552,438	-
Repayment to third party loans	(1,933,151)	-
Net cash provided by financing activities	7,716,349	2,813,209

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(150,270)	(49,469)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,875,382	(1,261,027)

CASH AND CASH EQUIVALENTS, beginning of period	1,845,232	2,843,398

CASH AND CASH EQUIVALENTS, end of period	$4,720,614	$1,582,371

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$42,998	$111,530

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Offering costs paid in the prior period	$93,536	-
Beneficial conversion feature resulted from issuance of convertible notes	$537,383	$-
Fair value of warrants issued to underwriter	$175,349	$-
Fair value of warrants issued to consultant	$856,170	$-
Fair value of common stock issued to consultant	$439,332	$-
Recognition of operating right-of-use asset and lease liability	$86,900	$-
Conversion of convertible note payable, net of unamortized discounts	$14,097,414	$-
Conversion of convertible note payable, related parties	$2,437,574	$-

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

On March 11, 2021, TGI completed a reverse recapitalization (“Reorganization”) under common control of its then existing stockholders, who collectively owned all of the equity interests of GEM prior to the Reorganization through a Share Swap Agreement. GEM is under common control of the same stockholders of TGI through a beneficial ownership agreement, which results in the consolidation of GEM and has been accounted for as a Reorganization of entities under common control at carrying value. Before and after the Reorganization, the Company, together with its sole subsidiary is effectively controlled by the same stockholders, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its sole subsidiary have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

The Company, through its wholly owned subsidiary, GEM, engages in the payment processing industry and operate an online-to-offline (“O2O”) e-commerce platform known as “ZCITY”. The Company has extensive business interests in creating an innovative O2O e-commerce platform with an instant rebate and affiliate cashback program business model, focusing on providing a seamless payment solution and capitalizing on big data using artificial intelligence technology. The Company’s proprietary product is an internet application (or “app”) called “ZCITY App”. ZCITY App drives user app download and transactions by providing instant rebate and cashback. The Company aims to transform and simplify a user’s e-payment gateway experience by providing great deals, rewards and promotions with every use in an effort to make it Malaysia’s top reward and payment gateway platform.

The accompanying
unaud
ited condensed
consolidated financial statements reflect the activities of TGI and its wholly owned subsidiary, GEM.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and substantial doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on-hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company financed its operations primarily through cash flows from contribution from stockholders, issuance of convertible note from third parties and related parties, related parties loans, and its initial underwritten public offering (the “Offering”).

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) recurring loss from operations of approximately $2.1 million and $4.7 million for three and six months ended December 31, 2022, respectively, (2) accumulated deficit of approximately $25.4 million as of December 31, 2022; and (3) net operating cash outflow of approximately $4.6 million for the six months ended December 31, 2022.

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

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2022, its unaudited results of operations for the three and six months ended December 31, 2022 and 2021, and its unaudited cash flows for the six months ended December 31, 2022 and 2021, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	December 31, 2022	June 30, 2022

Period-average MYR: US$1 exchange rate	4.40	4.41

	For the Six Months ended December 31,
	2022	2021

Period-average MYR: US$1 exchange rate	4.53	4.19

Cash and cash equivalents

Cash is carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. Cash equivalents consist of funds received from customer, which funds were held at the third-party platform’s fund account, and which are unrestricted and immediately available for withdrawal and use.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 days. Accounts receivable include money due from agent subscription and sales of health care product on its Z
CITY
 platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2022 and June 30, 2022, the Company recorded $227 of allowance for doubtful account.
For the three and six months ended December 31, 2022, the Company did not record additional allowance or recovered doubtful account from account receivable.

For the three and six months ended December 31, 2021, the Company recovered doubtful account from account receivable amounted to $276 and $25,433, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and six months ended December 31, 2022 and 2021, no write-down for inventory.

Other receivables and other current assets

Other receivables and other current assets primarily include refundable advance to third party service provider
,

other deposits
,

and prepaid expense to be expensed based on the service completed during the period
.
Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2022 and June 30, 2022, no allowance for doubtful account was recorded.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2022 and June 30, 2022, there was no allowance for the doubtful accounts.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2022 and June 30, 2022, no impairment of long-lived assets was recognized.

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

Revenue recognition policies for each type of revenue stream are as follows:

Product Revenues

- Performance obligations satisfied at a point in time

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“
ZCITY
”). The Company accounts for the revenue generated from its sales of E-vouchers, health care products and computer products on a gross basis as the Company is acting as a principal in these transactions and is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $439,652 to support an average 2.3 days of sales during the six months ended December 31, 2022, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer
momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits. The Company also recognized a portion of the product revenues from health care products on a net basis as the product was dropped shipped from the vendors to customers directly which demonstrated that the Company did not had control of the products or bear any inventory risks.

The Company recognizes the sales of E-vouchers, health care products, and computer products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. For the three and six months ended December 31, 2022, $
599,754
and $1,048,576 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively. For the three and six months ended December 31, 2021, $917,334 and $1,806,437 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

Loyalty Program

- Performance obligations satisfied at a point in time

The Company’s
ZCITY
reward loyalty program allows members to earn points on purchases that can be redeemed for rewards that include discounts on future purchases. When members purchase the Company’s product or make purchase with the Company’s participated vendor through
ZCITY
, the Company allocate the transaction price between the product and service, and the reward points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the reward points is initially recorded as contract liability and subsequently recognized as revenue upon redemption or expiration.

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
ZCITY
upon successful sales transaction and payment service taken place between the merchants and their customers online.

The Company earns transaction revenue from merchants when transactions are completed on certain retail marketplaces. Such revenue is generally determined as a percentage based on the value of merchandise or services being sold by the merchants. In connection with the transaction revenue, the Company offers to share the profit of the transaction (“agent commission”) to the agents who has referred merchants to participating in Company’s online marketplace platform and in
ZCITY
. Transaction revenue is recognized, net of agent commission, in the consolidated statements of operations at the time when the underlying transaction is completed.

Agent Subscription Revenue

- Performance obligations satisfied at a point in time

In order to attract more merchants to join the Company’s online marketplace and in
ZCITY
, the Company provides a right to the agent, an individual or a merchant, to join the Zagent program and assist the Company to develop more merchants to join its merchant network. The agent subscription revenues primarily consist of fees charged to the agents in exchange for the right by introducing merchants to join the Company’s merchant network and to earn a future fixed percentage of commission fee upon completion of each sales transaction. As the agent subscription fee is non-refundable, agent subscription revenue is recognized in the consolidated statements of operations at the time when an agent completed the Zagent program training and the remittance of payment of the subscription fee.

Member Subscription Revenue

- Performance obligations satisfied over time

 In order to attract more customer to engage with the Company’s online marketplace and in
ZCITY
, the Company provides membership subscription to the customers to join the Zmember program, a membership program that provides member with benefits which included exclusive saving, bonus, and referral rewards. Member subscription revenue primarily consist of fees charge to customers who sign up for Zmember. As the Company provided customers with 6 months member subscription service in general, member subscription revenue is recognized in the consolidated statement of operation over the time across the subscription period.

Disaggregated information of revenues by products/services are as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$20,015,320	$21,653,944	$35,450,651	$41,901,034
Health care products and computer products revenue (1)	64,700	432,180	77,000	432,895
Loyalty program revenue (1)	213,506	220,980	238,689	327,607
Transaction revenue (1)	17,126	14,548	32,344	28,619
Agent subscription revenue (1)	-	-	-	15
Member subscription revenue (2)	133,516	40,484	201,824	40,484
Total revenues	$20,444,168	$22,362,136	$36,000,508	$42,730,654

(1)	Revenue recognized at a point in time.
(2)	Revenue recognized over time.

Cost of revenues

Cost of revenues sold mainly consists of the purchases of the gift card or “E-voucher” pin code, and health care products which is directly attributable to the sales of product on the Company’s online marketplace platform.

Advertising costs

Advertising costs amounted to $944,639 and $1,968,450 for the three and six months ended December 31, 2022, respectively. Advertising costs amounted to $1,221,227 and $2,650,594 for the three and six months ended December 31, 2021, respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $167,933 and
$
297,230 for the three and six months ended December 31, 2022, respectively. Research and development expenses amounted to $124,849 and
$
193,222 for the three and six months ended December 31, 2021, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $58,457 and $107,846 for the three and six months ended December 31, 2022, respectively. Total expenses for the plans were $21,334 and $49,395 for the three and six months ended December 31,
 2021,

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three and six months ended
December
3
1
, 2022 and 2021.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to third party consultant
and
as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants and common stock granted are estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

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

For the
three and
six months ended December 31
,

2022and 2021 a total of 100,000 and 1,412,502 contingent shares to be issued to the underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

If any of the following criteria are met, the Company classifies the lease as a finance lease:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
●	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;
●	The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
●	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended December 31, 2022 and 2021, the Company did not recognize impairment loss on its operating lease ROU asset.

(y) Reclassification

Certain item of
other expense and provision for income tax
in the unaudited condensed consolidated statements of operations and comprehensive loss of comparative period have been reclassified to conform to the unaudited condensed consolidated financial statements for the current period. The reclassification has no impact on net loss.

Depreciation
from net cash used in operating activities and purchase of equipment from net cash used in investing activities in the unaudited condensed consolidated statements of cash flow of comparative period have been reclassified to conform to the unaudited condensed consolidated financial statements for the current period.

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed
consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 3 – Accounts receivable, net

	As of December 31, 2022	As of June 30, 2022
	(Unaudited)
Accounts receivable	$53,663	$227
Allowance for doubtful accounts	(227)	(227)
Total accounts receivable, net	$53,436	$-

Movements of allowance for doubtful accounts are as follows:

	As of December 31, 2022	As of June 30, 2022
	(Unaudited)
Beginning balance	$227	$25,690
Addition (recovery)	-	(24,953)
Exchange rate effect	-	(510)
Ending balance	$227	$227

Note 4 – Inventories

Inventories consist of the following:

	As of December 31, 2022	As of June 30, 2022
	(Unaudited)
Gift card (or E-voucher)	$181,506	$187,271
Nutrition products	16,182	28,798
Total	$197,688	$216,069

Note 5 – Other receivable and other current assets

	As of December 31, 2022	As of June 30, 2022
	(Unaudited)
Deposits (1)	$6,022	$6,020
Prepaid tax	2,766	2,760
Prepaid expense (2)	308,209	-
Total other receivable and other current assets	$316,997	$8,780
Less: Current portion	$(216,915)	$(8,780)
Non-current portion	$100,082	$-

(1)
The balance of deposits mainly represented deposit made by the Company to third party service provider to secure the service, and security deposit consist of rent and utilities. As of December 31, 2022 and June 30, 2022, the Company did not record any allowance against doubtful receivables.

(2)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for I.T or other professional service.

In July 2022, the Company entered in an IT service agreement ( “Service Agreement”) with a third party. Pursuant to the Service Agreement, the third party will provide IT and advisory service to the Company to enhance its cyber security for a two-year period with a consideration of $477,251. The Company expenses the prepaid expense related to Service Agreement based on the service performed and completed during each period. As of December 31,
 2022,
the balance of prepaid expense pertained to the Service Agreement amounted to $ 307,619 of which $100,082 is expected to be expensed based on service schedule after December 31, 2023.

Note 6 – Prepayments

	As of December 31, 2022	As of June 30, 2022
	(Unaudited)
Deposits to suppliers	$530,772	$203,020

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of December 31, 2022	As of June 30, 2022
	(Unaudited)
Computer and office equipment	$198,280	$151,205
Furniture and fixtures	77,770	76,148
Motor vehicle	88,191	88,045
Leasehold improvement	115,617	89,425
Subtotal	479,858	404,823
Less: accumulated depreciation	(131,987)	(67,178)
Total	$347,871	$337,645

Depreciation expense for the three and six months ended December 31, 2022 were amounted to $
35,563
and $62,908, respectively. Depreciation expense for the three and six months ended December 31, 2021 were amounted to $10,116 and $22,693, respectively.

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

The Company entered into a loan agreement with Technovative Hub Sdn Bhd, a third party (the “Technovative Loan Agreement”) date June 27, 2022, pursuant to which Technovative Hub Sdn Bhd provided the Company with a revolving loan facility to borrow up to RM 4,000,000 (approximately $1.0 million) bearing interest at 3.5% per annum, which is payable on demand. As of June 30, 2022, the Company had balance outstanding form this facility amounted to $748,724. In July, 2022, the Company had withdrew additional $567,215 from this facility under the Technovative Loan Agreement and repaid the remaining balance in full on July 18, 2022.

For the three and six months ended December 31, 2022, interest expenses related to the aforementioned loans from third parties amounted to

$0 and
$2,515
,
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

In addition, notes issuance costs in connection with this note amounted $212,360 and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible notes from date of issuance to date of maturity using effective interest rate method. For the three and six months ended December 31, 2022
,
amortization of debt discount amounted to $0 and $46,296, respectively. For the three and six months ended December 31, 2021, amortization of debt discount amounted to $121,855 and $252,007, respectively.

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

On January 3, 2022, the Company had entered into a loan agreement (the “Tophill Loan Agreement 1”) with a third party to borrow up to approximately $4.8 million with up to 3.5% per annum interest rate. The loan is due on demand together with interest accrued thereon. On March 14, 2022, the Company and above mentioned third party had made amendment to the Tophill Loan Agreement 1. Pursuant to the amendment, the aggregate outstanding principal amount of all Loans plus any accrued and unpaid interest (“Loan balance”) thereon as of the closing date of the IPO shall automatically converted into a number of shares of the Company’s common stock equal to the Loan balance divided by 80% of the public offering price of the Company’s common stock in the IPO; and the loan agreement shall terminate and no additional amounts under the loan agreement will be available to the Company and after taking into consideration the conversion of the Loan balance, no amount under any loan shall be outstanding. In addition, the Company entered into another Loan Agreement (the “Tophill Loan Agreement 2”) dated May 13, 2022 with Tophill, pursuant to which Tophill provided the company with a revolving loan facility to borrow up to RM 50,000,000 (approximately $11.9 million) bearing interest at 3.5% per annum, which is payable on demand. Meanwhile, the agreement provide
s
that (i) all principal and accrued and unpaid interest outstanding under the Tophill Loan Agreement 2 on the closing of the Company’s initial public offering will automatically be converted into shares of the Company’s common stock at a conversion price that is equal to 80% of the initial public offering price and (ii) the Tophill Loan Agreement 2 terminates on the closing date of the Company’s initial public offering. The Company evaluated the loan agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the loan required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the loan for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price ($4.38) was below the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the loan contained a beneficial conversion feature. The Company recognized the intrinsic value of embedded conversion feature of $537,383 and $1,231,610 in the additional paid-in capital and reduced the carrying value of the loan as a debt discount for the six months ended December 31, 2022 and for the year ended June 30, 2022, respectively. The carrying value, net of debt discount, will be accreted over the term of the term of the loan from date of issuance to date of maturity using effective interest rate method, recorded as current liabilities. As of June 30, 2022, the convertible note balance from Tophill Loan Agreement 1 and Agreement 2, net of unamortized discounts of $424,984, was amounted to $5,542,231. For the six months ended December 31, 2022, the Company has issue additional convertible note amounted to $2,672,092. For the three and six months ended December 31,2022, amortization of debt discount amounted to $0 and $951,780 pertained to aforementioned convertible notes. respectively. Upon completion of the Company’s Offering on August 15, 2022, the remaining principal and accrued interest balance related to Tophill Loan Agreement 1 and Agreement 2 amounted to $8,639,307 was converted into 2,756,879 shares of the Company’s common stock.

In May, June, July, September, October, and December 2021, the Company issue
d
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

The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2021 balance	$5,733,961	$(758,508)	$4,975,453	$3,575,453	$1,400,000
Issuance of convertible notes	8,374,915	(1,231,610)	7,143,305	6,105,731	1,037,574
Amortization of debt discounts	-	1,266,861	1,266,861	1,266,861	-
Exchange rate effect	-	5,997	5,997	5,997	-
June 30, 2022 balance	14,108,876	(717,260)	13,391,616	10,954,042	2,437,574
Issuance of convertible notes	2,672,092	(537,383)	2,134,709	2,134,709	-
Amortization of debt discounts	-	998,076	998,076	998,076	-
Conversion	(16,780,968)	245,980	(16,534,988)	(14,097,414)	(2,437,574)
Exchange rate effect	-	10,587	10,587	10,587	-
December 31, 2022 balance (unaudited)	$-	$-	$-	$-	$-

For the three and six months ended December 31, 2022, interest expenses related to the aforementioned convertible notes amounted to $0 and $20,464.  For the three and six months ended December 31, 2021, interest expenses related to the aforementioned convertible notes amounted to $339,684 and $406,913 respectively.

Note 9 – Other payables and accrued liabilities

	As of December 31, 2022	As of June 30, 2022
	(Unaudited)
Accrued professional fees (i)	$6,818	$910,186
Accrued promotion expenses (ii)	38,511	41,476
Accrued payroll	133,078	112,069
Accrued interest (iii)	70,868	92,686
Payables to merchant from ZCITY platform (iv)	25,117	-
Others	14,515	5,443
Total other payables and accrued liabilities	$288,907	$1,161,860

(i)	Accrued professional fees

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

(iv)	Payables to merchants from ZCITY platform

The balance of payables to merchants from ZCITY platform represented the amount the Company collected on behalf of merchant from its customer through the Company’s ZCITY platform.

Note 10 – Related Party balances and transactions

Related party balances

Convertible notes payable, related parties

Name of Related Party	Relationship	Nature	As of December 31, 2022	As of June 30, 2022
			(Unaudited)
Chuah Su Mei	Spouse of Kok Pin “Darren” Tan, shareholder of TGI	CLN	$-	$240,444
Click Development Berhad	Shareholder of TGI	CLN	-	120,235
Cloudmaxx Sdn Bhd	Jau Long “Jerry” Ooi and Kok Pin “Darren” Tan are common shareholder	CLN	-	568,305
V Capital Kronos Berhad	Shareholder of TGI, and Voon Him “Victor” Hoo is the common shareholder	CLN	-	1,400,000
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	CLN	-	108,590
Total			$-	$2,437,574

Pursuant to the convertible note agreement related to above convertible notes payable, related parties, the convertible note shall not be interest bearing if the Company completes its Offering within the 36 months from the date of issuance of the convertible note, unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. As the Company completed its Offering on August 15, 2022, no interest expenses pertained to above convertible notes payable, related parties were accrued for the three and six months ended December 31, 2022 and 2021.

Account payable, related parties

Name of Related Party	Relationship	Nature	As of December 31, 2022	As of June 30, 2022
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Purchase of inventories	$-	$4,229
The Evolutionary Zeal Sdn Bhd	Shareholder of TGI	Purchase of inventories	-	9,034
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of inventories	-	1,063
Total			$-	$14,326

Other payables, related parties

Name of Related Party	Relationship	Nature	As of December 31, 2022	As of June 30, 2022
			(Unaudited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is the shareholder of this entity	Consulting fee	$1,080	$-
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	7,189	-
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	23,124	-
Total			$31,393	$-

Amount due to related parties

Name of Related Party	Relationship	Nature	As of December 31, 2022	As of June 30, 2022
			(Unaudited)
Chong Chan “Sam” Teo	Directors, Chief Executive Officer, and Shareholder of TGI	Interest-free loan, due on demand	$197,807	$197,480
Kok Pin “Darren” Tan	Shareholder of TGI	Interest-free loan, due on demand	134,381	1,862,608
Total			$332,188	$2,060,088

Related party transaction

Revenue from related parties

Name of			For the Three Months Ended		For the Six Months Ended
Related			December 31,		December 31,
Party	Relationship	Nature	2022	2021	2022	2021
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Sales of product and other Income	$-	$76,921	$-	$107,582

Purchase from related parties

Name of			For the Three Months Ended		For the Six Months Ended
Related			December 31,		December 31,
Party	Relationship	Nature	2022	2021	2022	2021
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$8,201	$6,148	$8,201	$7,843

Equipment purchase from related party

Name of			For the Three Months Ended		For the Six Months Ended
Related			December 31,		December 31,
Party	Relationship	Nature	2022	2021	2022	2021
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$25,165	$-	$38,655	$-

Operating expense from related parties

Name of			For the Three Months Ended		For the Six Months Ended
Related			December 31,		December 31,
Party	Relationship	Nature	2022	2021	2022	2021
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	$33,228	$188,137	$183,403	$303,449
Imej Jiwa Communications Sdn Bhd	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity	Consulting fees	-	-	2,744	-
V Capital Investment Limited	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity	Consulting fees	-	-	-	75,000
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Operating expense	35,644	-	35,644	-
Total			$68,872	$118,137	$221,791	$378,449

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGI. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of December 31, 2022, such loan has an outstanding balance of $16,449, of which $11,285 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $248 and $519 during the three and six months ended December 31, 2022, respectively. The interest expense was $347 and $710 during the three and six months ended December 31, 2021, respectively.

Note 11 –
Stockholders’ Equity (Deficiency)

Common stock

As of June 30, 2021, TGI is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGI increased its authorized shares to 170,000,000 shares as part of the Reorganization with GEM, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value as of December 31, 2022 and June 30, 2022. The share capital increased of TGI presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of GEM.

Beneficial conversion feature from issuance of convertible note

On January 3, 2022 and May 13, 2022, the Company entered into 2 loan agreements which allow the third party to convert the loan balance along with interest balance incurred into a number of shares of the Company’s common stock as of the closing date of the IPO. For the six months ended December 31, 2022, the Company has withdrew additional $2,686,914 from these loan agreements. As the Company determined that loan contained a beneficial conversion feature, the Company recognized the fair value of embedded conversion feature of $537,383 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the six months ended December 31, 2022.

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

On August 15, 2022, the Company issued 4,175,889 shares of common stock upon the conversion of $16,534,988 of convertible note payable, net of unamortized discounts and accrued interest (Note 8), among which, $2,437,574 was converted into 353,272 shares of common stock are belonged to the related parties.

Common stock issued from the Offering, net of issuance costs

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

Common stock issued for consulting service

In July 2021 the Company signed a capital market advisory agreement (“Agreement”) with Exchange Listing, LLC (“Consultant”), to engage in advisory service in capital market advisory, corporate governance, and organizational meeting. The term of this Agreement shall commence on the execution date and shall continue until the later of nine months or until the Company is trading on a senior exchange or otherwise extended by both parties. The Company extended the contract term until the Company is trading on a senior exchange. Upon execution of this agreement,  the Company agrees to sell to the Consultant, or its designees shares of the Company’s common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding, at $0.001 per share. The Company estimated the fair value of the common stock issued to the Consultant for the year ended June 30, 2022 by using the market price $5.48 per share as per an enterprise per share value appraised from an independent third party. For the year ended June 30, 2022, the Company has issued 232,666 shares of common stock to the Consultant and the stock-based compensation in connection with the service period of these shares amounted to $1,283,994. After completion of the Company’s Offering on August 15, 2022, the Company had issued additional 109,833 shares of common stock to ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding using the fair value of $4.00 per share with the fair value of $439,332. Stock-based compensation expense amounted to $0 and $439,332 for the three and six months ended December 31, 2022, respectively. Stock-based compensation expense amounted to $321,058 and $641,881 for the three and six months ended December 31, 2021, respectively.

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

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters (the “Representative”), relating to the Offering of 2,300,000 shares of the Company’s common stock, par value $0.00001 per share, at an Offering price of $4.00 per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The Representative’s Warrant may be exercised beginning on February 10, 2023, until August 10, 2027. For the six months ended December 31, 2022, there are no warrants were exercised by the Representative.

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

Warrants outstanding as of December 31, 2022 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at June 30, 2022	-	$-	-
Granted	400,000	4.25	5.0
Exercised	(300,000)	4.00
Outstanding at December 31, 2022 (unaudited)	100,000	$5.00	4.6

Note 12 – Income taxes

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$(382,251)	$(1,138,365)	$(1,206,716)	$(1,961,619)
- Foreign – Malaysia	(1,618,414)	(2,020,826)	(4,454,797)	(3,967,113)
Loss before income tax	$(2,000,665)	$(3,159,191)	$(5,661,513)	$(5,928,732)

The provision for income taxes consisted of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$11,500	$4,800	$23,000	$8,700
- Foreign – Malaysia	-	-	-	-
Provision for income taxes	$11,500	$4,800	$23,000	$8,700

United States of America

TGI was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of December 31, 2022, the operations in the United States of America incurred $2,750,259 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The deferred tax valuation allowance as of December 31, 2022 and June 30, 2022 were $577,554 and $324,144, respectively.

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

For the three and six months ended December 31, 2022 and 2021, the Company’s foreign subsidiary did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

GEM is governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of December 31, 2022, the operations in the Malaysia incurred $8,897,655 of cumulative net operating losses which can be carried forward for a maximum period of seven consecutive years to offset future taxable income. The deferred tax valuation allowance as of December 31, 2022 and June 30, 2022 were $4,100,697 and $3,031,546, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31, 2022	As of June 30, 2022
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$577,554	$324,144
Net operating loss carry forwards in Malaysia	4,100,697	3,031,546
Stock based compensation	-	179,796
Amortization of debt discount	-	148,081
Less: valuation allowance	(4,678,251)	(3,683,567)
Deferred tax assets	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2022 and June 30, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three and six months ended December 31, 2022 and 2021.

Note 13 – Concentrations of risks

(a) Major customers

For the three and six months ended December 31, 2022 and 2021, no customer accounted for 10.0% or more of the Company’s total revenues.

As of December 31, 2022, one customer account for

approximately
19.6% of the total balance of accounts receivable, respectively. As of June 30, 2022, no customer account for 10.0% or more of the total balance of accounts receivable.

(b) Major vendors

For the three months ended December 31, 2022, two vendors accounted for approximately 53.4% and 41.9% of the Company’s total purchases. For the three months ended December 31, 2021, one vendor accounted for approximately 93.3% of the Company’s total purchases.

For the six months ended December 31, 2022, two vendors accounted for approximately 67.1% and 28.3%

of the Company’s total purchases. For the six months ended December 31, 2021, one vendor accounted for approximately 93.4% of the Company’s total purchases.

As of December
 31
, 2022, one vendor accounted for approximately 91.9% of the total balance of accounts payable. As of June 30, 2022, three vendors accounted for approximately 46.2%, 24.2%, and 12.3% of the total balance of accounts payable, respectively.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2022 and June 30, 2022, $4,720,614 and $1,845,232 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $4,333,352 and $1,759,715 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

The Company had an existing operating lease for office as of July 1, 2022. Upon adoption of FASB ASU 2016-02 on July 1, 2022, the Company recognized $84,829 ROU asset and same amount of operating lease liability based on the present value of the future minimum rental payments of leases, using a discount rate of 3.5% based on duration of lease terms. As of December 31, 2022, the remaining lease term is 2.0 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of December 31, 2022 for the next five years is as follows:

December 31,
2023	$34,248
2024	37,362
Total undiscounted lease payments	71,610
Less imputed interest	(2,616)
Total lease liabilities	$68,994

Rent expense for the three and six months ended December 31, 2022 were $12,854, and $22,020, respectively. Rent expense for the three and six months ended December 31, 2021 were $9,107, and $18,759, respectively.

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

COVID-19

Since the declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO, Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defense sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunization Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country was administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine. The COVID-19 situation in the country showed no sign of abating. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily, beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population. The government is preparing to shift into an endemic COVID-19 phase where it will not impose wide lockdowns even if cases rise. As of
February 4
, 2023, over 83% of the country’s population have been fully vaccinated.

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

16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2022 up through February 14, 2023, the date the Company issued these unaudited condensed consolidated financial statements, no subsequent event occurred that would require for disclosure.

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

Prior to March 11, 2021, TGI and GEM were separate companies under the common control of Kok Pin “Darren”, which resulted from Mr. Tan’s prior 100% ownership of TGI and his prior 100% voting and investment control over GEM pursuant to the Beneficial Shareholding Agreements. For a more detailed description of the Beneficial Shareholding Agreements and Mr. Tan’s common control over TGI and GEM see
“Prospectus Summary—Corporate Structure.

On March 11, 2021, TGI and GEM were reorganized into a parent subsidiary structure pursuant to the Share Swap Agreement in which TGI exchanged the Swap Shares for all equity of GEM. Pursuant to the Share Swap Agreement, the purchase and sale of the Swap Shares was completed on March 11, 2021, but the issuance of the Swap Shares did not occur until October 27, 2021 when TGI amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the Swap Shares. As a result of the Share Swap Agreement, (i) GEM became the 100% subsidiary of TGI and Kok Pin “Darren” no longer had any control over the GEM ordinary shares and (ii) Kok Pin “Darren”, the Initial GEM Stockholders and Chong Chan “Sam” Teo owned 100% of the shares of TGI common stock (Kok Pin “Darren” owning approximately 97%). Subsequent to the date of the Share Swap Agreement, Kok Pin “Darren” transferred 9,529,002 of his 10,000,000 shares of TGI common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

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

As of  February 5, 2023, we had o
ver 2,387,238 registered users and over 1,998 registered merchants.

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

☐
Number and volume of transactions completed by our consumers
. Consumers are attracted to ZCITY by the breadth of personalized deals/rewards and the interactive user experience our platform offers. The number and volume of transaction completed by our member consumers is affected by our ability to continue to enhance and expand our product and service offerings and improve the user experience.

☐
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

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic.
COVID-19 has globally resulted in the loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings.
The extent to which the COVID-19 outbreak affects
our
financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak, and current or future domestic and international actions to contain and treat it.

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as of December 31, 2022, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been global supply chain disruptions as a result of the COVID-19 pandemic or Russia’s recent invasion of Ukraine that may have affected the operations of some of our online or offline merchants, these disruptions have not had a material adverse effect on our business as of December 31, 2022, but we will continue to monitor the effects of supply chain disruptions on our business in future periods.,

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for each quarter since we launched ZCITY platform, are set forth in the table below:

	For the quarters ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2020	2021	2021	2021	2021	2022	2022	2022	2022
Number of new registered user (1)	44,532	281,470	262,784	245,582	288,540	364,218	466,534	234,179	143,654
Number of active users (2)	42,225	300,270	347,596	362,805	421,287	448,247	443,430	488,358	458,177
Number of new participating merchants	613	651	270	44	15	14	7	13	-

(1) Registered are persons who have registered on the ZCITY App.

(2) Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of	As of	As of	As of	As of
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2020	2021	2021	2021	2021	2022	2022	2022	2022
Accumulated registered users	58,868	340,338	603,122	848,704	1,137,244	1,501,462	1,967,996	2,202,175	2,345,829
Accumulated Participating merchants	984	1,635	1,905	1,949	1,964	1,978	1,985	1,998	1,998

We have experienced substantial growth in registered users and active users since we launched ZCITY platform in June 2020. As of December 31, 2022, we recorded 2,345,829 registered users and 458,177 active users from ZCITY platform. Our average percentage of growth of register and active users from the establishment of the ZCITY platform to the second quarter ended December 31, 2022 was approximately 113.6% and 221.6%, respectively.

However, the average percentage of growth of registered and active users decreased in the last seven quarters up to December 31, 2022 which was a result of decrease in purchasing of E-voucher from our vendor, eventually reduce the E-voucher available for sales, and attract less new registered and active user to join our ZCITY platform. Since our product and loyalty program revenue mainly consist of sales of E-voucher which bear a low profit margin, reduce in purchasing of E-voucher will allow us to reserve more working capital in developing our TAZTE Smart F&B system (“TAZTE ”), which is a system that provides a one stop solution and digitalization transformation for all registered Food and Beverage (“F&B”) outlets located in Malaysia. As TAZTE is a merchant-oriented program, we intend to utilize our user data to help our merchant customers to achieve higher business growth as well as increase our transaction revenue while we launch TAZTE in late December 2022. As we provided 90 days free trial for merchant participate in TAZTE, we have not generated any revenue from TAZTE for the six months ended December 31, 2022. For 2023 and beyond, we do not expect to experience exponential growth rate in our registered and active users as we intend to maintain our E-voucher for sales in a steady level and increase our user’s retention rate.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end of each quarter is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
July 1, 2020	September 30, 2020	14,336	2,945	20.5%
October 1, 2020	December 31, 2020	58,868	42,225	71.7%
January 1, 2021	March 31, 2021	340,338	300,270	88.2%
April 1, 2021	June 30, 2021	603,122	347,596	57.6%
July 1, 2021	September 30, 2021	848,704	362,805	42.7%
October 1, 2021	December 31, 2021	1,137,244	421,287	37.0%
January 1, 2022	March 31, 2022	1,501,462	448,247	29.8%
April 1, 2022	June 30, 2022	1,967,996	443,430	22.5%
July 1, 2022	September 30, 2022	2,202,175	488,358	22.2%
October 1, 2022	December 31, 2022	2,345,829	458,177	19.5%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of each quarter is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
July 1, 2020	September 30, 2020	2,945	2,879	66	N/A	N/A
October 1, 2020	December 31, 2020	42,225	41,142	1,083	63.3%	36.7%
January 1, 2021	March 31, 2021	300,270	281,432	18,838	55.4%	44.6%
April 1, 2021	June 30, 2021	347,596	262,780	84,816	71.8%	28.2%
July 1, 2021	September 30, 2021	362,805	245,580	117,225	66.3%	33.7%
October 1, 2021	December 31, 2021	421,287	288,536	132,751	63.4%	36.6%
January 1, 2022	March 31, 2022	448,247	361,143	87,104	78.5%	21.5%
April 1, 2022	June 30, 2022	443,430	368,390	75,040	83.3%	16.7%
July 1,2022	September 30, 2022	448,358	146,036	342,322	22.8%	77.2%
October 1, 2022	December 31, 2022	458,177	104,191	353,986	27.5%	72.5%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

Over the last 21 months, we have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months December 31, 2022 and 2021

Revenue

Our breakdown of revenues by categories for three months ended December 31, 2022 and 2021, respectively, is summarized below:

	For the Three Months Ended December 31,				Change
	2022	%	2021	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$20,293,526	99.3%	$22,307,104	99.7%	(9.0)%
Transaction revenue	17,126	0.1%	14,548	0.1%	17.7%
Member subscription revenue	133,516	0.6%	40,484	0.2%	229.8%
Total revenues	$20,444,168	100.0%	$22,362,136	100.0%	(8.6)%

Total revenues decreased by approximately $1.9 million or 8.6% to approximately $20.4 million for the three months ended December 31, 2022 from approximately $22.4 million for the three months ended December 31, 2021.  The decrease was mainly attributable to decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products, and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. The product and loyalty program revenue decrease by approximately $2.0 million or 9.0% to approximately $20.3 million for the three months ended December 31, 2022 from approximately $22.3 million for the same period in 2021. The decrease was mainly attribute to decrease in E-voucher purchasing which resulted in less E-voucher available for sales during the three months ended December 31, 2022. Such decrease in purchasing activities was due to our management’s decision to reserve more working capital for developing TAZTE within the ZCITY platform as discussed in the key operating metrics section above.

Transaction revenue

The transactions revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue increased by approximately 17.7% to approximately $17,000 for the three months ended December 31, 2022 from approximately $15,000 for the same period in 2021. The increase was mainly attributable to the fact that we engaged with 1,998 local merchants to connect them with their customers through our ZCITY platform as of December 31, 2022 compared to 1,964 as of December 31, 2021. Our average percentage of growth of new merchants was approximately 28.1% throughout the quarters as of December 31, 2022 since the establishment of ZCITY platform. Despite of the slowdown in adding new merchants to our platform during the last six quarters ended as of December 31, 2022, we expect our transaction revenue to increase as soon as the expiration of 90 days free trail from TAZTE that we launched in December 2022.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus, and referral rewards. Member subscription revenue increased by approximately 229.8% to approximately $134,000 for the three months ended December 31, 2022 as compared to approximately $40,000 for the same period in 2021 as we launched the Zmember program for the quarter ended December 31, 2021 to enhance our customer engagement with our ZCITY platform. As of December 31, 2022, we had 15,145 customers who subscribed to our Zmember program.

Cost of Revenue

Our breakdown of cost of revenues by categories for the three months ended December 31, 2022 and 2021, respectively, is summarized below:

	For the Three Months Ended December 31,		Change
	2022	2021	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$20,210,159	$22,222,652	(9.1)%
Total cost of revenue	$20,210,159	$22,222,652	(9.1)%

Cost of revenues mainly consist of the purchases of the gift card or “E-voucher” pin code, and health care product which is directly attributable to our product revenue. Total cost of revenue decreased by approximately $2.0 million or 9.1% for the three months ended December 31, 2022 compared with the same period in 2021. The decrease was in line with our decreased revenue.

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$83,367	$84,452	$(1,085)	(1.3)%
Gross margin	0.4%	0.4%	-%

Transaction revenue
Gross profit	$17,126	$14,548	$2,578	17.7%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$133,516	$40,484	$93,032	229.8%
Gross margin	100.0%	100.0%	-%

Total
Gross profit	$234,009	$139,484	$94,525	67.8%
Gross margin	1.1%	0.6%	0.5%

Our gross profit for the three months ended December 31, 2022 amounted to approximately $0.2 million as compared to approximately $0.1 million gross profit for the three months ended December 31, 2021. Gross margin was approximately 1.1% and 0.6% for the three months ended December 31, 2022 and 2021, respectively. The increase in gross profit was mainly due to increase in Member subscription revenue  with much higher gross margin as we had more customers subscribed to our Zmember program as of December 31, 2022.

Operating Expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses, and stock-based compensation.

Selling expenses

Selling expenses amounted to approximately $1.3 million and $1.9 million for the three months ended December 31, 2022 and 2021, respectively. Representing a decrease of approximately $0.6 million or 32.2%. The decrease was mainly attribute to decrease in marketing and promotion expense of approximately $0.6 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended December 31, 2022 and 2021, we incurred approximately $0.6 million and $0.9 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expense was mainly due to decrease of new registered user, and eventually resulted in less redemption in non-spending related activities reward points by our customers.

General and administrative expense

General and administrative expenses amounted to approximately $0.9 million and $0.6 million for the three months ended December 31, 2022 and 2021, respectively. Representing an increase of approximately $0.3 million or 53.7%. The increase was mainly due to increase in salary expense and professional fee of approximately $0.3 million as a result of expansion of management and administration team to support our business operation.

Research and development expenses

Research and development expense amounted to approximately $168,000 and $125,000 for the three months ended December 31, 2022 and 2021, respectively, representing 34.5% increase as we increase spending to maintain and enhance our mobile application or website to ensure our customer to have exceptional user experience while navigating within the ZCITY platform.

Stock-Based Compensation expenses

Stock-based compensation expenses amounted to $0 and
approximately
$0.3 million for the three months ended December 31, 2022 and 2021, respectively. The stock-based compensation incurred for the three months ended December 31, 2021 was from Exchange Listing LLC (the “Consultant”).  As the Consultant completed the service during last quarter ended September 30, 2022, we did not incurred any additional stock-based compensation expenses from the Consultant for the three months ended December 31, 2022.

Other Income (Expense), net

Other income, net amounted to approximately $55,000 for the three months ended December 31, 2022 while other expense, net amounted to approximately $0.4 million for the three months ended December 31 2021. The change
was mainly attributable to decrease in amortization of debt discount of approximately $0.1 million as no
amortization of debt discount
recorded
during the three months ended December 31, 2022 due to the conversion of our convertible note payable upon completion of our underwritten initial public offering in August 2022. The change
also attributable to decrease of interest expense of approximately $0.3 million as we do not have any interest bearing convertible note outstanding as of December 31, 2022.

Provision for Income Taxes

Provision for income tax were amount to $11,500 and $4,800 for the three months ended December 31, 2022 and
2021, respectively.
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

For the three months ended December 31, 2022 and 2021, our foreign subsidiary did not generate any income that are subject to Subpart F tax and GILTI tax.

Net Loss

Our net loss decreased by approximately $1.2 million from approximately $3.2 million for the three months ended December 31, 2021 to approximately $2.0 million for the three months ended December 31, 2022, predominately due to the reasons as discussed above.

For the six months December 31, 2022 and 2021

Revenue

Our breakdown of revenues by categories for
six
months ended December 31, 2022 and 2021, respectively, is summarized below:

	For the Six Months Ended December 31,				Change
	2022	%	2021	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$35,766,340	99.3%	$42,661,536	99.8%	(16.2)%
Transaction revenue	32,344	0.1%	28,619	0.1%	13.0%
Agent subscription revenue	-	0.0%	15	0.0%	(100.0)%
Member subscription revenue	201,824	0.6%	40,484	0.1%	398.5%
Total revenues	$36,000,508	100.0%	$42,730,654	100.0%	(15.8)%

Total revenues decreased by approximately $6.7 million or 15.8% to approximately $36.0 million for the six months ended December 31, 2022 from approximately $42.7 million for the six months ended December 31, 2021.  The decrease was mainly attributable to decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products, and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. The product and loyalty program revenue decrease by approximately $6.9 million or 16.2% to approximately $35.8 million for the six months ended December 31, 2022 from approximately $42.7 million for the same period in 2021. The decrease was mainly attributable to decrease in E-voucher purchasing which resulted in less E-voucher available for sales during the six months ended December 31, 2022. Such decrease in purchasing activities was due to our management’s decision to reserve more working capital for developing TAZTE within the ZCITY platform as discussed in the key operating metrics section above.

Transaction revenue

The transactions revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue increased by 13.0% to approximately $32,000 for the six months ended December 31, 2022 from approximately $29,000 for the same period in 2021. The increase was mainly attributable to the fact that we engaged with 1,998 local merchants to connect them with their customers through our ZCITY platform as of December 31, 2022 compared to 1,964 as of December 31, 2021. Our average percentage of growth of new merchants was approximately 28.1% throughout the quarters as of December 31, 2022 since the establishment of ZCITY platform. Despite of the slowdown in adding new merchants to our platform during the last seven quarters ended as of December 31, 2022, we expect our transaction revenue to increase as soon as the expiration of 90 days free trial from TAZTE that we launched in December 2022.

Agent subscription revenue

Agent subscription revenue primarily consists of fees charged to the agents in exchange for rights by introducing merchants to join our merchant network and to earn a future fixed percentage of commission fees upon completion of each sales transaction between the referred merchants and their customers. We did not recognized any Agent subscription revenue for the six months ended December 31, 2022 mainly due to our shift of business strategies to Zmember subscription revenue which is a member oriented program designated to attract more customer to engage with our ZCITY platform. As we abandoned the agent subscription program, we will not generate any agent subscription revenue going forward.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus, and referral rewards. Member subscription revenue increased by 398.5% to approximately $0.2 million for the six months ended December 31, 2022 as compared to approximately $40,000 for the same period in 2021 as we launched the Zmember program for the quarter ended in December 31, 2021 to enhance our customer engagement with our ZCITY platform. As of December 31, 2022, we had 15,145 customers who subscribed to our Zmember program.

Cost of Revenue

Our breakdown of cost of revenues by categories for the six months ended December 31, 2022 and 2021, respectively, is summarized below:

	For the Six Months Ended December 31,		Change
	2022	2021	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$35,729,406	$42,519,595	(16.0)%
Total cost of revenue	$35,729,406	$42,519,595	(16.0)%

Cost of revenues mainly consist of the purchases of the gift card or “E-voucher” pin code, and health care product which is directly attributable to our product revenue. Total cost of revenue decreased by approximately $6.8 million or 16.0% for the six months ended December 31, 2022 compared with the same period in 2021. The decrease was in line with our decreased of revenue.

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Six Months Ended December 31, 2022	For the Six Months Ended December 31, 2021	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$36,934	$141,941	$(105,007)	(74.0)%
Gross margin	0.1%	0.3%	(0.2)%

Transaction revenue
Gross profit	$32,344	$28,619	$3,725	13.0%
Gross margin	100.0%	100.0%	-%

Agent subscription revenue
Gross profit	$-	$15	$(15)	(100.0)%
Gross margin	-%	100.0%	(100.0)%

Member subscription revenue
Gross profit	$201,824	$40,484	$161,340	398.5%
Gross margin	100.0%	100.0%	-%

Total
Gross profit	$271,102	$211,059	$60,043	28.4%
Gross margin	0.8%	0.5%	0.3%

Our gross profit for the six months ended December 31, 2022 amounted to approximately $0.3 million as compared to approximately $0.2 million for the six months ended December 31, 2021. Gross margin was approximately 0.8% and 0.5% for the six months ended December 31, 2022 and 2021, respectively. The increase in gross profit was mainly due to increase in Member subscription revenue as we had more customer subscribed to our Zmember program as of December 31, 2022. The increase in gross margin of 0.3% was attributable to increase of gross profit from Member subscription revenue with much higher gross margin
. The increase of gross margin was offset by decrease gross margin from product and loyalty revenue as our vendor increased the product price due to the decrease of purchasing volume as our management decided to reserve more working capital in developing TAZTE within the ZCITY platform as discussed above.

Operating Expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses, and stock-based compensation.

Selling expenses

Selling expenses amounted to approximately $2.6 million and $3.6 million for the six months ended December 31, 2022 and 2021, respectively. Representing a decrease of approximately $1.0 million or 29.2%. The decrease was mainly attributable to decrease in marketing and promotion expense of approximately $1.0 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the six months ended December 31, 2022 and 2021, we incurred approximately $1.0 million and $1.8 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expense was mainly due to decrease of new registered user, and eventually resulted in less redemption in non-spending related activities reward points by our customers.

General and administrative expense

General and administrative expenses amounted to approximately $1.7 million and $1.1 million for the six months ended December 31, 2022 and 2021, respectively. Representing an increase of approximately $0.6 million or 56.3%. The increase was mainly due to increase in salary expense and professional fee of approximately $0.5 million as a result of expansion of management and administration team to support our business operation.

Research and development expenses

Research and development expense amounted to approximately $0.3 million and $0.2 million for the six months ended
December
31, 2022 and 2021, respectively, representing 53.8% increase as we increase spending to maintain and enhance our mobile application or website to ensure our customer to have exceptional user experience while navigating within the ZCITY platform.

Stock-Based Compensation expenses

Stock-based compensation expenses amounted to approximately $0.4 million and $0.6 million for the six months ended December 31, 2022 and 2021, respectively, representing decrease of approximately $0.2 million. The stock-based compensation incurred for the six months ended
December
31, 2022 and 2021 are both from Exchange Listing LLC (the “Consultant”).  The decreased was mainly due to the Consultant completed its service during last quarter ended September 30, 2022 and we did not incurred any additional stock-based compensation during the three months ended December 31, 2022.

Other Expense, net

Other expense, net amounted to approximately $1.0 million and $0.6 million for the six months ended December 31, 2022 and 2021, respectively. Representing an increase of approximately $0.4 million or 56.1%. The increase was mainly attributable to increase in amortization of debt discount of approximately $0.7 million as we recognized approximately $0.9 million of debt discount from additional convertible note payable incurred, and eventually increase the amortization for the six months ended December 31, 2022.

Provision for Income Taxes

Provision for income tax were amount to $23,000 and $8,700 for the six months ended December 31, 2022 and
2021, respectively.
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

For the six months ended December 31, 2022 and 2021, our foreign subsidiary did not generate any income that are subject to Subpart F tax and GILTI tax.

Net Loss

Our net loss decreased by approximately $0.3 million from approximately $5.9 million for the six months ended December 31, 2021 to approximately $5.7 million for the six months ended December 31, 2022, predominately due to the reasons as discussed above.

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

As of December 31, 2022 and June 30, 2022, we had approximately $4.7 million and $1.8 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On August 15, 2022, we had closed our initial underwritten public offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. We had received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts and commissions and fees, and other estimated offering expenses which amounted to approximately $1.0 million.

After the completion of the underwritten initial public offering, following the conversion of convertible notes payable, net of unamortized discounts to equity, our working capital was able to change from a deficit of approximately $15.9 million as of June 30, 2022 to a positive working capital of approximately $4.7 million as of December 31, 2022.

Despite of receiving the net proceeds from our initial underwritten public offering, the management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, the management has determined there is substantial doubt about its ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from the Company’s related parties.

The following summarizes the key components of our cash flows for the six months ended December 31, 2022 and 2021:

	For the Six Months Ended
	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(4,618,391)	$(3,837,521)
Net cash used in investing activities	(72,306)	(187,246)
Net cash provided by financing activities	7,716,349	2,813,209
Effect of exchange rate on cash and cash equivalents	(150,270)	(49,469)
Net change in cash and cash equivalents	$2,875,382	$(1,261,027)

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2022 was approximately $4.6 million and were mainly comprised of the net loss of approximately $5.7 million, increase of prepayments of approximately $0.3 million as our vendors required us to make deposit to secure the purchase, and increase of approximately $0.3 million in other receivable and other current assets as we prepaid IT maintenance fee to a third party service provider. The net cash used in operating activities was mainly offset by amortization of debt discount of approximately $1.0 million, stock-based compensation of approximately $0.4 million, decrease of inventories of approximately $18,000 as we improved our inventories turnover rate due to demand of our product, increase in account payable of approximately $59,000 as we make more purchase on account, and increase of approximately $81000 in contract liability as we deferred more revenue due to increase of our customer’s redemption rate in spending related reward point.

Net cash used in operating activities for the six months ended December 31, 2021 was approximately $3.8 million and were mainly comprised of the net loss of approximately $5.9 million. The net cash used in operating activities was mainly offset by amortization of debt discount of approximately $0.3 million, stock-based compensation of approximately $0.6 million, decrease of inventories of approximately $0.2 million as we improved our inventories turnover rate due to demand of our product, increase in accounts payable (including related parties) of approximately $0.4 million, and the increase in other payables and accrued liability of approximately $0.5 million mainly related to the accrued professional expenses.

Investing Activities

Net cash used in investing activities for six months ended December 31, 2022 was approximately $72,000, which was in respect of purchase of equipment for our operations.

Net cash used in investing activities for the six months ended December 31, 2021 was approximately $0.2 million, which was in respect of leasehold improvement for our operations.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2022 was approximately $7.7 million, which were mainly comprised of proceeds received from the issuance of convertible note from third party of approximately $2.7 million, proceeds received from our initial public offering of approximately $8.2 million, and proceeds received from third party of approximately $0.6 million, offset by repayment to related parties and third parties loan of approximately $3.7 million, repayment of senior note of $65,000, and $15,000 payment of deferred offering costs.

Net cash provided by financing activities for the six months ended December 31, 2021 was approximately $2.8 million, which were mainly comprised of proceeds received from the issuance of convertible note of approximately $2.4 million and proceeds borrowed from our related parties of approximately $0.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due after 30 days. Accounts receivable include money due from agent subscription revenue and sales of health care product on its ZCITY platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. Our allowance for accounts receivables were $227, as of December 31, 2022 and June 30, 2022, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include gift card or “E-voucher” pin code which are purchased from our suppliers as merchandized goods or store credit, and healthcare products. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of December 31, 2022 and June 30, 2022, no write-down for estimated obsolescence or unmarketable inventories were record.

Other receivables and other current assets, net

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance of other receivable and other current assets were recorded as of December 31, 2022 and June 30, 2022.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, we will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. No allowance of prepayments were recorded as of December 31, 2022 and June 30, 2022.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of December 31, 2022 and June 30, 2022.

Revenue recognition

Loyalty program

- Performance obligations satisfied over time

Our ZCITY reward loyalty program allows members to earn points on purchases that can be redeemed for rewards that include discounts on future purchases. When members purchase our product or make purchase with our participated vendor through
ZCITY
, we allocate the transaction price between the product or service, and the reward points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the reward points is initially recorded as contract liability and subsequently recognized as revenue upon redemption or expiration.

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

Stock-based compensation

We recognize compensation costs resulting from the issuance of stock-based awards to third party consultant as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants and common stock granted are estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. The fair value of the stock-based compensation were estimated to be $439,332 and $641,881 for the six months ended December 31, 2022 and 2021, respectively.

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

Warrants

We account for warrants as equity-classified instruments in accordance with ASC 480 and ASC 815. The fair value of each warrants granted are estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. Based on above assumption, the fair value of the warrants were estimated to be $175,349 as of December 31, 2022.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of December 31, 2022 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

●
we did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex United States of America generally accepted accounting principles (“U.S. GAAP”) accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP;

●
we lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;

●	we lack of proper procedures developed and implemented for IT risk assessment and vulnerability management;

●	we lack of proper procedures developed and implemented for access to systems and date, which include user account management and password management;

●	we lack of proper procedures developed and implemented for segregation of duties and related monitoring; and

●
we lack of proper procedures identified related party transaction which lead to revision of previously issued financial statements (See Note 2 of the accompanying consolidated financial statement footnotes).

●	we lack of proper procedures developed and implemented for third party IT service vendor risk assessment and management.

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

●
hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework;

●	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel;

●	develop policies and procedures for IT risk assessment;

●	develop policies and procedures for user account management and password management compliance ;

●	develop policies and procedures for IT risk assessment for segregation of duties and related monitoring;

●	establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act compliance requirements and improvement of overall internal control; and

●	strengthening corporate governance.

Changes in Internal Control Over Financial Reporting

 There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)
Warrants
.

None.

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

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August
11, 2022
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

TREASURE GLOBAL INC

Dated: February 14, 2023	/s/ Chong Chan “Sam” Teo
Chong Chan “Sam” Teo
Chief Executive Officer and President, Director
(Principal Executive Officer)

Dated: February 14, 2023	/s/ Yee Fei “Jaylvin” Chan
Yee Fei “Jaylvin” Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

