Form 10-K
period 2023-06-30
TREASURE GLOBAL INC
filed 2023-09-28
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41476

Treasure Global Inc

(Exact name of registrant as specified in its charter)

Delaware	36-4965082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 5th Avenue, Suite 704 #739,

New York, New York 10001

+6012 643 7688

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes: ☐ No: ☒

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant as of December 30, 2022 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon the reported closing price of $1.71 on The Nasdaq Capital Market on that date, was approximately $10.7 million.

The number of shares outstanding of the Registrant’s common stock, par value $0.00001 per share, on September 25, 2023 was 20,317,579.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Annual Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	Our ability to effectively operate our business segments;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and;

●	Other factors (including the risks contained in the section of this Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations.

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Annual Report to the “Company,” “TGL,” the “registrant,” “we,” “our,” or “us” in this Annual Report mean Treasure Global Inc. and its subsidiaries, which include the collective operations of Treasure Global Inc and its consolidated subsidiaries.

This Annual Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2023 and 2022. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All financial information in this Annual Report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Annual Report.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in Item 1A: Risk Factors in this Annual Report. These risks include, among others, that:

●	There is substantial doubt about our ability to continue as a going concern;

●	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;

●	If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations;

●	None of our material contracts are long term and if not renewed could have a material adverse effect on our business;

●	We rely on email, internet search engines and application marketplaces to drive traffic to our ZCITY platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our ZCITY platform could decline and our business would be adversely affected;

●	The ecommerce market is highly competitive and if the Company does not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis our business could be adversely affected;

●	The market for our ZCITY platform is new and unproven;

●	If we are unable to expand our systems or develop or acquire technologies to accommodate increased volume or an increased variety of operating systems, networks and devices broadly used in the marketplace our ZCITY platform could be impaired;

●	As we increase our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations;

●	The Company’s failure to successfully market its ZCITY platform could result in adverse financial consequences;

●	The Company may not be able to successfully develop and promote new products or services which could result in adverse financial consequences;

●	A decline in the demand for goods and services of the merchants included in the ZCITY platform could result in adverse financial consequences;

●	The effective operation of the Company’s ZCITY platform is dependent on technical infrastructure and certain third-party service providers;

●	There is no assurance that the Company will be profitable;

●	Illegal use of our ZCITY platform could result in adverse consequences to the Company;

●	Malaysia is experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability;

●	The economy of Malaysia in general might not grow as quickly as expected, which could adversely affect our revenues and business prospects;

●	Fluctuations in exchange rates in the Malaysian Ringgit could adversely affect our business and the value of our securities;

●	Regulation of gift cards or “E-vouchers” could have adverse consequences on our business;

●	Litigation is costly and time consuming and could have a material adverse effect our business, results or operations and reputation;

●	Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt;

●	We face potential liability and expense for legal claims based on the content on our Platform;

●	Our intellectual property rights may be inadequate to protect us against protect us others claiming violations of their proprietary rights and the cost of enforcement could be significant;

●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets;

●	Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us;

●	We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors;

●	The elimination of personal liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses;

●	We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

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

Our proprietary product is an internet application (or “App”) branded “ZCITY App,” which was developed through our wholly owned subsidiary, ZCity Sdn. Bhd. (formerly known as Gem Reward Sdn. Bhd, name change effected on July 20, 2023) (“ZCITY”). The ZCITY App was successfully launched in Malaysia in June 2020. ZCITY is equipped with the know-how and expertise to develop additional/add-on technology-based products and services to complement the ZCITY App, thereby growing its reach and user base.

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

As of September 25, 2023, we had 2,642,404 registered users and 2,025 registered merchants.

Corporate Structure

Treasure Global Inc is a Delaware corporation that was incorporated on March 20, 2020. We issued 10,000,000 shares to Kok Pin “Darren” Tan, our founder and former Chief Executive Officer on July 1, 2020, who as a result became our sole shareholder.

ZCity Sdn. Bhd. (formerly known as Gem Reward Sdn. Bhd, name change effected on July 20, 2023), a Malaysia private limited company was incorporated on June 6, 2017. Prior to the incorporation of ZCITY, Kok Pin “Darren” Tan entered into a Beneficial Shareholding Agreement (“Beneficial Shareholding Agreement 1”) with two individuals, one of which is a vice president of the Company (the “Initial ZCITY Shareholders”), which provided for the Initial Shareholders to hold the ZCITY shares issued to them in equal amounts and for the sole benefit of Kok Pin “Darren” Tan and provided Kok Pin “Darren” Tan with control over the voting and disposition over such shares as well as control over the issuance of additional ZCITY shares in consideration for equity in a company that had not been determined on the date of Beneficial Shareholding Agreement 1. On November 10, 2020, Kok Pin “Darren” Tan instructed the Initial ZCITY Shareholders to issue one million additional ZCITY shares to Chong Chan “Sam” Teo, currently our Chief Executive Officer, and as a result each Initial ZCITY Shareholder and Chong Chan “Sam” Teo held one million shares of ZCITY. On November 10, 2020. Chong Chan “Sam” Teo entered into a Beneficial Shareholding Agreement with Kok Pin “Darren” Tan with terms similar to Beneficial Shareholding Agreement 1 (“Beneficial Shareholding Agreement 2” and together with the Beneficial Shareholding Agreement 1, the “Beneficial Shareholding Agreements”). As a result of Kok Pin “Darren” Tan’s 100% ownership of our common stock and the Beneficial Shareholding Agreements, TGL and ZCITY were both under the sole control of Kok Pin “Darren” Tan.

TGL and ZCITY were reorganized into a parent subsidiary structure pursuant to a Share Swap Agreement, dated March 11, 2021, as amended on March 11, 2021 among TGL, the Initial ZCITY Shareholders and Chong Chan “Sam” Teo (the “Share Swap Agreement”), in which TGL exchanged 321,585 shares of its common stock (the “Swap Shares”) for all equity of ZCITY. Pursuant to the Share Swap Agreement, the purchase and sale of the Swap Shares was completed on March 11, 2021, but the issuance of the Swap Shares did not occur until October 27, 2021 when TGL amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the Swap Shares. As a result of the Share Swap Agreement, (i) ZCITY became the 100% subsidiary of TGL and Kok Pin “Darren” Tan no longer had any control over ZCITY’s ordinary shares; and (ii) Kok Pin “Darren” Tan, the Initial ZCITY Shareholders and Chong Chan “Sam” Teo owned 100% of the TGL common stock (Darren Tan owning 97%). Subsequent to the date of the Share Swap Agreement, Kok Pin “Darren” Tan transferred 9,529,002 of his 10,000,000 shares of TGL common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

We operate solely through our subsidiaries: (i) ZCITY; (ii) AY Food Ventures Sdn Bhd; (iii) Morgan Global Sdn. Bhd; and (iv) Foodlink. ZCITY owns all intellectual property rights to copyrightable, patentable, and other protectable intangible assets relating to our business, including trademarks.

Corporate Information

Our principal executive offices are located at 276 5th Avenue, Suite 704 #739, New York, New York 10001 and No.29, Jalan PPU 2A, Taman Perindustrian Pusat Bandar Puchong, 47100 Puchong, Selangor, Malaysia.

Business Developments

The following highlights recent material developments in our business:

●	In November 2022, we announced that we signed a Memorandum of Understanding with iPay88 Holding Sdn Bhd (“iPay88”), a leading payment company that offers e-commerce, retail, online banking, e-wallets solutions and more to its merchants in Southeast Asia, to become TGL’s exclusive payment gateway partner for ZCITY, as well as a partner for TGL’s digital food and beverage (“F&B”) management platform, TAZTE.

●	In January 2023, we announced that we signed a Memorandum of Understanding to discuss a new strategic partnership in Malaysia with Boost, a regional full spectrum fintech player.

●	In March 2023, we announced that our Board of Directors (“Board”) appointed Ho Yi Hui as a member of the Board effective on March 20, 2023.

●	In May 2023, we announced that we entered into a licensing agreement with Morganfield’s Holding Sdn Bhd (“Morganfield’s”), a restaurant chain specializing in comfort food and American-style barbecue, in which Morganfield’s granted TGL an exclusive worldwide license to grant sub-licensees to third parties to use Morganfield’s trademarks for the restaurant business.

●	In May 2023, we announced that we entered into an exclusive partnership with enogy, a health and wellness brand, to expand the range of products available on our e-commerce marketplace, Zstore, targeting the large and growing health and wellness industry.

●	In June 2023, we announced that we entered into a licensing agreement with Sigma Muhibah Sdn Bhd (“Abe Yus”), a fast-growing Malaysian group of F&B brands, in which Abe Yus granted TGL the exclusive worldwide right to grant sub-licensees to third parties to use Abe Yus’ trademarks for the F&B business chain, in line with our strategic plan to become a leading franchisor of F&B companies in Southeast Asia.

●	In July 2023, we announced that we signed a Memorandum of Understanding for a collaboration agreement with the Malaysia Retail Chain Association for TAZTE to become its exclusive partner as the recommended digital F&B management solution to its members in Malaysia.

●	In July 2023, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with VCI Global Limited (NASDAQ: VCIG) (“VCI Global”), a multi-disciplinary consulting group focused on business and technology, in which VCI Global and us shall collaborate to develop an artificial intelligence (“AI”)-powered travel platform (“Platform”) which utilizes advanced technology, including high-tech and predictive technology, to assist its users in discovering the best places to visit, explore, dine and engage in various activities during their travel in Malaysia.

●	In July 2023, we announced that we will collaborate with Borderland Music Festival 2023 to provide the first cashless and ticketing platform-powered music festival in Malaysia.

●	In August 2023, we announced that we signed a letter of intent to form an e-commerce venture in Indonesia, PT Harmoni Bagi Dunia (“HBD”) with industry pioneers Ariadi Anaya and Budihardjo Iduansjah, in which we will hold a 70% major stake in HBD.

Recent Developments

●	In July 2023, we engaged WWC, P.C. to serve as our independent registered public accounting firm, effective July 3, 2023.

●	In August 2023, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) therein stating that for the 30 consecutive business day period between July 6, 2023 through August 16, 2023, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until February 13, 2024 (the “Compliance Period”), to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless extended by Nasdaq under Nasdaq Rule 5810(c)(3)(H), prior to February 13, 2024. The notice from Nasdaq has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “TGL.” The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements.

Market Opportunity

We expect that continued strong economic expansion, robust population growth, rising level of urbanization, the emergence of the middle class and the increasing rate of adoption of mobile technology provide market opportunities for our Company in Southeast Asia (“SEA”). SEA is a large economy and, as of 2022, its gross domestic product (“GDP”) was US$3.66 trillion.1 In comparison, the respective GDP for both the European Union (“EU”) and the United States (“US”) totaled EUR$15.8 trillion and US$25.5 trillion2 in 2022. SEA has experienced rapid economic growth rates in recent years, far exceeding growth in major world economies such as Japan, the EU and the US. According to the International Monetary Fund (“IMF”), Malaysia’s GDP growth averaged more than 4.5% from 2016 to 2019. However, it experienced a deficit of -5.5% in 2020 due to the COVID-19 pandemic. Nevertheless, it rebounded to 3.1% and 8.7% in 2021 and 2022 respectively, and it is expected to maintain an average annual growth rate of 4.5% for the next five years, including 2023.3 The GDP of Malaysia amounted to US$337 billion in 2020 and is projected to reach approximately US$500 billion by 2025.4  Malaysia registered a strong post-pandemic recovery in 2022. Its strong macroeconomic policy frameworks, including a track record of fiscal prudence and a credible monetary policy framework, have served the country well.

SEA continues to enjoy robust population growth. The United Nations Population Division estimates that the population of the SEA countries in 2000 was approximately 525 million people, growing to 681 million in 2022. According to the World Bank, Malaysia had a population of approximately 33 million people in 2022 compared to 23 million people in 2000.5

[1]	https://www.statista.com/statistics/796245/gdp-of-the-asean-countries/

[2]	https://www.statista.com/statistics/279447/gross-domestic-product-gdp-in-the-european-union-eu/ https://www.statista.com/statistics/263591/gross-domestic-product-gdp-of-the-united-states/

[3]	https://www.imf.org/en/News/Articles/2023/05/31/pr23191-malaysia-imf-executive-board-concludes-2023-article-iv-consultation-with-malaysia

[4]	IMF Staff Report March 2021

[5]	https://www.worldometers.info/world-population/south-eastern-asia-population/
https://data.worldbank.org/indicator/SP.POP.TOTL?locations=MY

A high percentage of Malaysians have lived in cities for the last decade and that percentage is increasing. Since 2011, Malaysia’s urbanization has increased from approximately 71.61% to approximately 77.7% in 2022.6 By comparison, in 2021 the urbanization rates for China, Vietnam and India were approximately 62.51%, 37% and 35%, respectively.7

Urbanization is highly correlated with the size and growth of the middle class. Simply put, urbanization drives middle class consumption demand. According to the World Bank, Malaysia is likely to transition from an upper-middle-income economy to a high-income economy between 2024 and 2028, a reflection of the country’s economic transformation development trajectory over the past decades.8 In fact, Malaysia’s gross national income per capita is at US$11,200 according to latest estimates, only US$1,335 short of the current threshold level that defines a high-income economy.9

And despite the ongoing effects from the COVID-19 pandemic, the Internet economy continues to boom in SEA. According to a Google Temasek e-Conomy SEA 2022 Report (the “Google Report”), internet usage in the region increased with 20 million new users added in 2022 for a total of 460 million compared to 360 million in 2019 and 440 million in 2021. An additional 100 million internet users have come online in the last three years since 2020.10 In year 2022, 94% of Malaysia’s population is now online, compared to approximately 62% in 2013.11 It is forecasted to continuously increase between 2024 and 2028, totaling a growth of 0.4 percentage points. 81% and 80% of Malaysia and SEA’s internet users, respectively, have made at least one purchase online. E-commerce, online media and food delivery adoption and usage surged with the total value of goods and services sold via the Internet, or gross merchandise value (“GMV”), in SEA, expected to reach approximately US$200 billion by year end 2022 according to the Google Report. In fact, according to the Google Report, the SEA Internet sector GMV is forecast to grow to over US$360 billion by 2025 up from the $300 billion forecast in the Google, Temasek, Bain SEA Report 2022.12

Malaysia’s internet economy has grown from $14 billion in 2020 to $21 billion in 2021 (47% growth) and is expected to grow to $35 billion in 2025.13

As consumers in these markets gradually shift towards the online platform model, the total value of internet-based transactions has grown tremendously and is expected to keep doing so. According to the Google Report, total the GMV of South Asia’s Internet economy is expected to skyrocket from US$174 billion in 2021 to US$363 billion in 2025.

We believe that these ongoing positive economic and demographic trends in SEA and South Asia propel demand for our e-commerce platform.

[6]	https://www.statista.com/statistics/455880/urbanization-in-malaysia/

[7]	https://www.statista.com/

[8]	https://www.worldbank.org/en/country/malaysia/overview#1

[9]	The World Bank Press Release dated March 16, 2021, https://www.worldbank.org/en/news/press-release/2021/03/16/aiminghighmalaysia

[10]	https://services.google.com/fh/files/misc/e_conomy_sea_2022_report.pdf

[11]	https://www.statista.com/statistics/975058/internet-penetration-rate-in-malaysia/

[12]	https://www.bain.com/globalassets/noindex/2021/e_conomy_sea_2021_report.pdf https://services.google.com/fh/files/misc/e_conomy_sea_2022_report.pdf

[13]	https://www.digitalnewsasia.com/digital-economy/e-conomy-sea-report-2021-malaysias-internet-economy-crosses-us21-bil

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

We operate our ZCITY App on the hashtag: “#RewardsOnRewards.” We believe this branding demonstrates to users the ability to spend ZCITY App-based Reward Points (or “RP”) and “ZCITY Cash Vouchers” with discount benefits at checkout. Additionally, users can use RP while they earn rewards from selected e-Wallet or other payment methods.

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

Based on the users’ location, nearby merchants and exclusive offers are selected and directed to them on their homepage for a smooth, user-friendly interaction.

3.	Affiliate Partnership

Our ZCITY App is affiliated with more than five local services providers such as Shopee and Lazada. The ZCITY App allows users to enjoy more rewards when they navigate from the ZCITY App to a partner’s website.

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

7.	ZCITY RAHMAH Package

ZCITY has collaborated with the Ministry of Domestic Trade and Cost of Living (KPDN) for the launch of the ‘Payung Rahmah’ program (ZCITY RAHMAH Package). This program offers a comprehensive package of living essential e-vouchers on the ZCITY app for items such as petrol, food, and bills. ZCITY users will be able to purchase vouchers for these items at reduced prices, thereby assisting low-income Malaysians and helping to address this societal challenge.

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

Set out below is an illustration of some of our key partnerships by category:

Retail Merchant Agreements. We have retail merchant agreements with Morganfield’s Holdings Sdn. Bhd, and the Alley which together own more than 100 offline food and beverage franchises in Malaysia. Each of these retail merchants have signed our standard retail merchant agreement which allow merchants to sell their products on the ZCITY App for which we receive a commission ranging from 1% to 10% depending on the category of goods or services being purchased on the ZCITY App. These agreements also provide that each party may use the intellectual property marks of the other party without charge. These agreements may be terminated by either party with 30 days’ notice. On June 6, 2023, TGL entered into a licensing agreement with the fast-growing Malaysian F&B brand, Abe Yus. This agreement grants TGL the exclusive worldwide right to sublicense third parties to use Abe Yus’ trademarks for their F&B business chain. Serving as the master franchisor, TGL will oversee brand loyalty and raw material supply. Additionally, all Abe Yus F&B outlets will be required to adopt TAZTE, TGL’s digital F&B management system, across all their operations and generating more revenue through monthly licensing fees, start-up fees for new location and supply chain management.

Services Partners Agreements. We have service provider agreements with Coup Marketing Asia Pacific Sdn. Bhd. D/B/A Pay’s Gift and MOL Access Portal Sdn. Bhd. D/B/A Razer Gold in which Pay’s Gift and Razer Gold provide us with e-vouchers for use on the ZCITY App that provide users with discounts on goods and services of many top multinational and lifestyle brands, including gas, clothing, fast food, movie theaters and others. We pay the service partner for the cost of the e-voucher plus a service fee. These contracts provide for the use by us of the trademarks of the service providers and may be terminated at any time with 30 days’ notice. ZCITY has also entered into an agreement with Apigate Sdn Bhd, a wholly-owned subsidiary of Axiata Digital, branded as Boost Connect. This agreement was entered into on July 28, 2023, and commenced on the same date, July 28, 2023. It shall continue until March 1, 2024. Apigate Sdn Bhd is a global digital monetization and customer growth platform ecosystem provider, which offers us the services for the reselling of digital vouchers.

Local Strategic Partner Agreements. We have local strategic partner agreements with iPay88. The agreements we enter into with these local strategic partners provide us with payment gateways (i.e, online “checkout” portals) used to enter credit card information for payment of goods and services.

The iPay88 agreement was entered into on August 6, 2021 and provides our users with payment gateways that include credit card processing, online banking services from certain banks in Malaysia and eWallet payment processing such as Touch’ N Go eWallet, Grabpay, ShopeePay, Boost eWallet etc for which iPay88 receives a fee ranging from 1.0% to 1.6% of the processed transaction depending on the credit card used or if the transaction is online banking or eWallet.

ZCity Sdn Bhd (formerly known as Gem Reward Sdn Bhd), has entered into a business partner agreement with CIMB Bank to establish a payment gateway. This agreement enables users to conveniently make payments using their CIMB Bank credit and debit cards. Additionally, users have the added benefit of enjoying rewards for their spending at ZCITY through this partnership.

Local Demands Agreements. We have local demand agreements with Digi Telecommunication Sdn. Bhd. (“Digi”) and ATX Distribution Sdn. Bhd. (“ATX”) which provide ZCITY App users bill payment services.

The Digi agreement was entered on December 16, 2021 and provides our users with bill payment services for all of its telecommunication products and services to postpaid subscribers. We receive a commission from Digi of 0.5% for each transaction. ZCITY App users may also use Digi’s prepaid automatic internet payment service for which we receive a commission from Digi of 2.5% for each reload. The Digi agreement may be terminated by either party with 30 days’ notice. CelcomDigi kicked off full-scale integration of Digi & Celcom network in December 2022. This marks one of the largest telecommunications network deployment projects in Malaysia.

The ATX agreement was entered into on November 8, 2021 whereby ATX and provides our users with bill payment services for many companies in Malaysia, including but not limited to, certain utilities, telecommunication companies, insurance companies, entertainment companies and charities. We receive a commission on each transaction from ATX at different rates depending on the company for which the bill is being paid. The ATX agreement may be terminated by either party with 30 days’ notice.

The Company has both direct and indirect relationships with merchants and service providers. In terms of the Company’s indirect relationships, through the service partner’s agreement the Company is able to offer e-vouchers for leading brands including, among others, Shell, Lazada FamilyMart and Watsons; while via the iPay88 agreement, the Company gains access to other e-wallet providers, such as Boost and Grabpay. Additionally, through the Company’s agreement with ATX Distribution, it is able to gain access to bill payment services provided by Malaysia’s telco service provider such as, among others, CelcomDigi, U Mobile, Astro and Air Selangor.

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

Furthermore, we believe the simplicity of the steps to obtaining Reward Points (or “RP”) is an attractive incentive to user participation in that participants receive:

●	200 RP for registration as a new user;

●	100 RP for referral of a new user;

●	Conversion of Malaysian ringgit spent into RP;

●	50% RP of every user paid amount; and

●	25% RP of every referred user paid amount as a result of the referral.

The key objectives of our RP are:

●	Social Engagement;

○	RP are offered to users for increased social engagement.

●	Spending;

○	RP incentivizes users with every MYR spent in order to increase the spending potential and to build users loyalty.

●	Sign-up; and

○	Drives loyalty and greater customer engagement. Every new user onboarded will get 200 RP as welcoming gift.

●	Referral Program;

○	Rewards users with RP when they refer a new user.

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

We believe that ZCITY’s TAZTE Smart F&B System, launched in the fourth quarter of 2022, provides merchants with a one-stop automated solution to digitalize their business. It offers an innovative and integrated technology ecosystem that addresses and personalizes each merchant’s technological needs and aims to be at the forefront of creating a smart consumer experience, thereby eliminating conventional and outdated standalone point of sale (or “POS”) systems.

TAZTE allows merchants to effortlessly record transactions with online payment or QR digital payment technology, set discounts and execute RP redemptions and rewards online, all via our ZCITY App. It utilizes ZCITY App’s CRM analytics software to attract and retain consumers through personalized, data-driven engagement to generate greater profitability.

TAZTE Smart F&B System also features a ‘Deviceless Queue System’ that reduces staff headcount and a private domain delivery service that will allow merchants access to multiple dedicated delivery partners to ensure outstanding delivery service to consumers.

Licensing Agreements

Abe Yus

On June 6, 2023, AY Food Ventures Sdn Bhd (“AYFV”), one of our wholly owned subsidiaries entered into a licensing agreement with Sigma Muhibah Sdn Bhd, a food & beverage company, in which Abe Yus granted AYFV the exclusive worldwide right to grant sub-licensees to any third parties to use Abe Yus’ trademarks for its food & beverage business chain (the “Abe Yus Licensing Agreement”). As the master franchisor, AYFV will manage brand loyalty and raw material supply. Under the Abe Yus Licensing Agreement, all the Abe Yus F&B outlets will be obligated to adopt TAZTE, our digital F&B management system, across all our businesses.

Morganfield’s

On May 1, 2023, through our subsidiary, Morgan Global Sdn. Bhd. and Morganfield’s Holdings Sdn. Bhd., a restaurant chain specializing in comfort food and American-style barbecue, entered into a Worldwide Master License Agreement (the “Morganfield’s License Agreement”), in which Morganfield’s granted us an exclusive worldwide license to grant sub-licensees to third parties to use Morganfield’s trademarks for the restaurant business. Pursuant to the Morganfield’s License Agreement, Morganfield’s will also adopt our digital food & beverage management system, TAZTE, in its nine franchisees in Malaysia, China and Singapore, accelerating the rollout of TAZTE in the region.

The term of the Morganfield’s License Agreement is for a period of five years, from May 1, 2023 to May 1, 2028, and will automatically renew for another five years upon expiration of the initial term unless the Morganfield’s License Agreement is terminated. We will be entitled the right to collect payment of the total monthly collections from our sub-licensees, namely current licensees and the newly-appointed sub-licensees provided that we pay to Morganfield’s the monthly management fees, the amount of which will range depending on our total monthly collection from our sublicensees in any given period, with a minimum monthly payment of RM 90,000 in year 1, RM 100,000 in year 2, RM 110,000 in year 3, RM 120,000 in year 4 and RM 130,000 in year 5.

Foodlink

As we became closer to the F&B industry and increased our understanding, we saw a significant opportunity that would not only support the distribution of TAZTE, but establish several new revenue streams for us. Our strategic plan is to establish synergies with our technology solutions by becoming a master licensor of F&B companies in Southeast Asia. We will adopt TAZTE into new restaurants, while also receiving revenue from monthly licensing fees and start-up fees with little barrier to entry.

Under the subsidiary named “Foodlink” that TGL has established to house F&B master franchisor activity, the subsidiary will manage all brand royalties and related IP through lease, ownership or JV agreements; and provide F&B consulting including market & product optimization as well as supply chain monetization. TAZTE Smart F&B System shall be adopted in Morgan Global and AY Food Venture licensee holder.

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

Social media-based advertising can be very targeted, helping to convert new users into repeat users and building brand loyalty. We reach potential users based on criteria, including, among others, job title, interests, marital status, and recent locations. We believe that it is much easier to measure and optimize social media campaigns while they are active. If an advertisement isn’t producing the expected results, we can suspend the campaign or reallocate funds on demand.

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

Clients (Soon-to-be F&B Owners). We have forecast potential merchants by category, which will enable us to create a marketing plan that will attract them by aligning our promotional content with their business interests and ideals. We will initiate advertisements that connect with their preferences and generate brand loyalty. We have developed “The PILOT” program where we plan offer prospective merchant F&B owners a free TAZTE Smart F&B system to facilitate their O2O business.

Convenience. We plan to demonstrate the convenience provided by our ZCITY App by launching a digitalization initiative which can get a merchant up and running on our platform within 24 hours. We believe this strategy emphasizes the ease of onboarding potential merchants and the potential positive transformation of their business in the shortest amount of time.

Competition. To further differentiate our system from our competitors, we expect to identify, compare and discover issues within their business model of operations against our own business model. The “SWITCH 180” program is where we plan to offer F&B owners not only a free TAZTE Smart F&B system, but we will also offer additional support such as artificial intelligence inventory management system and discount vouchers.

Consistency with Creative Content. We plan to maintain a consistent brand image across all our current marketing approaches with creative and innovative content. We strive to make our brand recognizable to stand out among competitors to increase brand awareness and recognition.

Corporate Social Responsibilities. We expect to integrate social and environmental concerns in our business operations to gain positive publicity and recognition and greater market exposure. For example, our “Love Delivery” program under TAZTE will allow consumers to donate food through our merchant family to charitable establishments such as orphanages and senior centers and similar charitable organizations. Our “Green Oil” program will allow our merchants to contribute to zero pollution by recycling used cooking oil with one of our strategic partners.

Credibility. We expect to prove our credibility by presenting our expertise to potential merchants who are seeking alternative business strategies in the ever-expanding technological age. We believe that promoting a credible and reliable system for merchants will increase referrals and positive reviews. Our “TAZTE Cares <3” program offers F&B owners free business operations “health checks” and offers troubleshooting solutions by introducing TAZTE Smart F&B System into their business.

Revenue Model

ZCITY’s revenues are generated from a diversified mix of:

●	e-commerce activities for users;

●	services to merchants to help them grow their businesses; and

●	membership subscription fees.

The revenue streams consist of “Consumer Facing” revenues and “Merchant Facing” revenues.

The revenue streams can be further categorized as following: (1) product and loyalty program revenue, (2) transaction revenue, and (3) agent subscription revenue. Please see “Management’s Discussion and Analysis ̶ Revenue Recognition.”

Our Competitive Strengths

Powerful, Unique and Integrated App. We have designed an application – the ZCITY App – which serves both consumers and merchants in ways that concurrently maximize value creation and enhance the shopping experience. Furthermore, through the application of our proprietary developed AI technology, we can offer consumers a more personalized and targeted rewards offering/experience.

Unique Loyalty Program. Operating under our hashtag #RewardsOnRewards, we believe our RP program increases user engagement and loyalty. Through consumer redemption and platform issuance of RP, we believe our system is advantageous to both consumers and merchants.

Attractive Markets. We currently operate in Malaysia, which according to the IMF is expected to average annual growth rate of 4.5% GDP growth over the next five years.14 See Part I, Item 1.“Business—Market Opportunity.”

As we scale our operations, we intend to expand to other countries in Southeast Asia, which possesses solid economic fundamentals, fast growing middle classes, favorable demographic trends and accelerating adoption of mobile technology.

Experienced Management Team. Our executives and directors combine decades of on-the-ground local e-commerce operations and social media marketing experience, as well as professional expertise in the global finance field.

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

Consumer Growth. We strive to provide consumers with a smarter shopping experience from ordering to receiving goods and services as one seamless process. Our marketing efforts will focus on attracting consumers by awarding RP upon the execution of successful transactions (where they can redeem instant rebates).

Merchant Growth. We believe that our TAZTE program is an example of an O2O platform focusing on transforming traditional ways of operating F&B business with digitalized smart ecosystems which better streamline merchant business operations and directly contribute to higher revenues. We feel TAZTE has the potential for our ZCITY App to pioneer a generation of technologically astute “Smart Merchants,” effectively encouraging more merchants to join the technological trend. Apart from the technological advantages, merchants would be able to gain access to a significant consumer database of nearly one million registered users currently for their own brand marketing.

Partner Growth. We are continuously enhancing the ZCITY App through adding further strategic partnerships. We believe that collaborations will enable merchants and consumers to have more options to choose from and the delivery speed and rates related to transparency will benefit all parties.

Expansion Growth. With our proven systems and by leveraging our large network, leading technology, operational excellence, and product expertise, we expect the ZCITY App to launch and scale our expansion plans to neighboring countries such as Indonesia, Thailand, and Japan, by partnering with or acquiring local establishments.

Acquisition Growth. In order to complement our organic growth strategy, we will continue to evaluate investment and acquisition opportunities that will enable us to become market leaders. Our anticipated investments and acquisitions of other e-commerce platforms in different verticals are expected to expand our service offerings and attract new consumers and merchants. We expect negotiations with acquisition targets in the e-Commerce industries. Furthermore, we would expect to finance such acquisitions through internal and potential financings from the stock market.

[14]	IMF: https://www.imf.org/en/News/Articles/2023/05/31/pr23191-malaysia-imf-executive-board-concludes-2023-article-iv-consultation-with-malaysia

Strategic Partnerships

We have entered into agreements with various Malaysian companies i.e.: Touch’nGo e-wallet marketing, iPay88, Boost eWallet, Digi and Grabpay eWallet to provide essential services to our ZCITY App platform.

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

Competitive Outlook

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

Within the Malaysian market, we believe the principal competitors to the ZCITY App to include, but not limited to Fave and Shopback. We have set out below how we perceive the ZCITY App differentiates our offering from these competitors in the Malaysian market both downstream (services provided to consumers) and upstream (services provided to merchants).

The information with respect to Fave was obtained from Fave’s website at https://help.myfave.com/hc/en-us/articles/115000181194-How-do-I-pay-with-FavePay-.

The information with respect to Shop Back was obtained from Shop Back’s website at https://support.shopback.my/hc/en-us/articles/360037382453-Is-there-a-payment-method-not-eligible-for-Cashback-.

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

Intellectual Property Matters

Our technology and ZCITY App are comprised of copyrightable and/or patentable subject matter licensed by our Malaysian subsidiaries, ZCITY. Our intellectual property assets include trade secrets associated with our software platform. We have successfully carried out development of our multilayer cloud-based software platform based upon our reliance on third parties for payment and reward points deployment. As a result, we can monetize our software by making it available in locations such as the Apple iOS Store, Google Play Store, Huawei AppGallery and compatible with existing payment systems depending on the country’s regulatory requirements. We are currently focusing on using our intellectual property in Malaysia and plan to expand further into Southeast Asia as part of our strategy. The loss of all of these third-party payment facilitators could not be easily replaced and therefore could materially affect our business and results of operations.

Trademarks. ZCITY has filed one trademark application stylized as “” with the trademark offices of Malaysia. The name and mark, ZCITY App and other trade names and service marks of ZCITY in this prospectus are our property.

Patents. ZCITY has filed one patent application entitled “A Revenue Allocation System” with the Patents Registration Office of Malaysia.

We manage all our intellectual property matters in Malaysia including the registration of patents, trademarks, trade names, and service marks in the name of ZCITY, our subsidiary in Malaysia. While we have not delineated each of our trademarks, the foregoing constitutes our material trademarks. Without prejudice to the generality of foregoing, ZCITY is, inter alia, the direct owner of the registered trademark “ZCITY” in connection with artificial intelligence software, electronic payment services, loyalty programs, SaaS platforms, and other subsets of our business.

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

Our ZCITY App’s server is hosted on the AWScloud and is compliant with SOC2, which we believe securely manages our data across six aspects:

●	Security – protects the system resources against unauthorized access. Apply security group rules as security control. Enabled AWS WAF rule for more protection. AWS WAF (Web Application Firewall) is a managed security service provided by Amazon Web Services (AWS) that helps protect web applications from various web-based attacks. It acts as a protective layer between your web applications and the internet, allowing you to control and monitor incoming traffic to your web applications.

●	Availability – makes sure the server accessibility meets the SLA. Regularly review and report on server availability metrics to track performance against SLA targets. Provide transparent reporting to stakeholders, including customers, about server uptime and downtime. Moreover, continuously monitor and analyze server performance data (AWS) to identify areas for improvement. Implement optimizations to enhance server availability and performance over time.

●	Processing integrity– data process monitoring couple with quality assurance procedures can help ensure processing integrity.

●	Confidentiality – data is encrypted during network transmission. Subscripted to the cloud flare service, which offers a range of services to protect websites, applications, and company data.

●	Privacy – data collection, use, retention, disclosure and disposal of personal information in conformity.
●	Backup – Enabled AWS Backup service. It helps you centralize and automate the backup of data across various AWS services and on-premises resources. AWS Backup is designed to be efficient, scalable, and reliable.

We practice Disaster Recovery SOP to easily overcome disaster events efficiently. We have in place a “Disaster Recovery” (“DR”) initiative, which we rely on the “AWS” cloud facilities to ensure as described below:

The architecture diagram shows how “AWS” cloud architect is powered by distributed servers and database services across multiple zones to ensure disaster recovery on deployment across multiple data centers, once the Application Load Balancer (ALB) detects the primary unavailable then it will direct all traffic to other in-service data centers.29

[29]	Disaster Recovery – First-in-class automated disaster recovery mechanism with multi-AZ support https://docs.aws.amazon.com/whitepapers/latest/disaster-recovery-workloads-on-aws/disaster-recovery-options-in-the-cloud.html

The controls for restricting user access to our system and data, include:

1)	User authorization

2)	Maintaining the user access log

3)	Periodic review user access

4)	Revoking user access

5)	Managing Privileged User access

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

Human Capital Resources

As of June 30, 2023, we had a total of 103 full-time employees and a total of [*] independent contractors and consultants. We engage consultants on an as-needed basis to supplement existing staff. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information

Our corporate website address is https://treasureglobal.co. Our ZCITY website address is https://zcity.io. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investors” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Item 1a. Risk Factors.

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

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern.

We have incurred substantial operating losses since our inception. For the year ended June 30, 2023, we had approximately $4.6 million cash on hand, an accumulated deficit of approximately $31.4 million at June 30, 2023, a net loss of approximately $11.7 million for the year ended June 30, 2023, and approximately $9.6 million net cash used by operating activities for the year ended June 30, 2023. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we will be able to effectively market our products.

Also, we will seek to obtain additional capital through the sale of debt or equity financing or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to these factors, management believes that there is substantial doubt in our ability to continue as a going concern for twelve months from the issuance of these consolidated financial statements.

If we have insufficient capital to operate our business under our current business plan, we have contingency plans for our business that include, among other things, the delay of the introduction of new products and a reduction in headcount which is expected to substantially reduce revenue growth and delay our profitability. There can be no assurance that our implementation of these contingency plans will not have a material adverse effect on our business.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history on which to base an evaluation of our business and prospects. We are subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets such as the internet, technology and payment systems. The likelihood of our success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for us include, but are not limited to, dependence on the success and acceptance of our services, the ability to attract and retain a suitable client base and the management of growth. To address these risks, we must, among other things, generate increased demand, attract a sufficient clientele base, respond to competitive developments, increase the “ZCITY” brand names’ visibility, successfully introduce new services, attract, retain and motivate qualified personnel and upgrade and enhance our technologies to accommodate expanded service offerings. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

We are therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues.

If we fail to raise capital when needed it will have a material adverse effect on our business, financial condition and results of operations.

We have limited revenue-producing operations and will require the proceeds from our recently concluded offering to execute our full business plan. We believe the proceeds from our previous offering will be sufficient to cover our funding needs until part way through the first calendar quarter of 2024. Further, no assurance can be given if additional capital is needed as to how much additional capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to us, or that such financing would not result in a substantial dilution of shareholder interest. A failure to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations. In addition, debt and other equity financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, we may be required to reduce, curtail or discontinue operations.

None of our material contracts are long term and if not renewed could have a material adverse effect on our business.

We have entered into material contracts with a number of companies that directly or indirectly provide the goods and services that appear on our ZCITY App. The majority of these contracts can be terminated by any party with 30 days’ notice. The contract with iPay88 (the “iPay88 Agreement”), which provides the payment gateway for many of the brands that can be accessed through the ZCITY App, has no termination clause which means that iPay88 could terminate the iPay88 Agreement without any notice. If one or more of these contracts were not renewed or were terminated and we were not able to enter into agreements with others that could replace these services, the ZCITY App could lose material features and in turn we could find it harder to maintain and grow our user base, which would have a material adverse effect on our business. For a description of these material contracts See “Business—About ZCITY App.”

We rely on email, internet search engines and application marketplaces to drive traffic to our ZCITY App, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our ZCITY App could decline and our business would be adversely affected.

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

We rely heavily on Internet search engines, such as Google, to drive traffic to our ZCITY App through their unpaid search results and on application marketplaces to drive downloads of our applications. Although search results and application marketplaces have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our ZCITY App, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.

The amount of traffic we attract from search engines is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that may have reduced the prominence of links to our ZCITY App and negatively impacted our traffic, and we expect they will continue to make such changes from time to time in the future. Similarly, marketplace operators may make changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces.

We may not know how or otherwise be in a position to influence search results or our treatment in application marketplaces. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted. For example, Google previously announced that the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use is not being penalized, we cannot guarantee that Google will not unexpectedly penalize our app install interstitials, causing links to our mobile website to be featured less prominently in Google’s mobile search results and harming traffic to our ZCITY App as a result.

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

The ecommerce market is highly competitive and if we do not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis our business could be adversely affected.

The internet-based ecommerce business is highly competitive and we compete with several different types of companies that offer some form of user-vendor connection experience, as well as marketing data companies. Certain of these competitors may have greater industry experience or financial and other resources than us.

To become and remain competitive, we will require research and development, marketing, sales and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition and results of operations. We intend to differentiate ourselves from competitors by developing a payments platform that allows consumers and merchants to accept and use bonus points.

The market for consumer’s lifestyle is rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. There is no guarantee that any factors that differentiate us from our competitors will give us a market advantage or continue to be a differentiating factor for us in the foreseeable future. Competitive pressures created by our direct or indirect competitors could have a material adverse effect on our business, results of operations and financial condition.

The market for our ZCITY App is new and unproven.

We were founded in 2020 and ZCITY was founded in 2017 and since our inception have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for software platforms that provide features and functionality to create the entire lifestyle ecosystem. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our ZCITY App addresses, the entry of competitive products or the success of existing competitive products. Any expansion of the market our ZCITY App addresses depends upon a number of factors, including the cost, performance and perceived value associated with such solutions. If the market our ZCITY App addresses does not achieve significant additional growth or there is a reduction in demand for such solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products or decreases in corporate spending, it could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to expand our systems or develop or acquire technologies to accommodate increased volume or an increased variety of operating systems, networks and devices broadly used in the marketplace our ZCITY App could be impaired.

We seek to generate a high volume of traffic and transactions through our technologies. Accordingly, the satisfactory performance, reliability and availability of our website and platform, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users who transact sales on our platform through a variety of operating systems, networks and devices while maintaining adequate customer service levels. Our revenues depend, in substantial way, on the volume of user transactions that are successfully completed. Any system interruptions that result in the unavailability of our service or reduced customer activity would ultimately reduce the volume of transactions completed. Interruptions of service may also diminish the attractiveness of our company and our services. Any substantial increase in the volume of traffic on our ZCITY App, the number of transactions being conducted by customers or substantial increase in the variety of operating systems, networks or devices that are broadly used in the market will require us to expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of the ZCITY App or timely expand and upgrade our systems and infrastructure to accommodate such increases or increases in the variety of operating systems, networks or devices in a timely manner. Any failure to expand or upgrade our systems could have a material adverse effect on our business, results of operations and financial condition.

We use internally developed systems to operate our service and for transaction processing. We must continually enhance and improve these systems in order to accommodate the level of use of our products and services and increase our security. Furthermore, in the future, we may add new features and functionality to our services that would result in the need to develop or license additional technologies. Our inability to add new software and hardware to develop and further upgrade our existing technology, transaction processing systems or network infrastructure to accommodate increased traffic on our platforms or increased transaction volume through our processing systems or to accommodate new operating systems, networks or devices broadly used in the marketplace or to provide new features or functionality may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user’s experience on our service, and delays in reporting accurate financial information. There can be no assurance that we will be able in a timely manner to effectively upgrade and expand our systems or to integrate smoothly any newly developed or purchased technologies with our existing systems. Any inability to do so would have a material adverse effect on our business, results of operations and financial condition.

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

Our failure to successfully market our ZCITY App could result in adverse financial consequences.

We believe that continuing to strengthen our ZCITY App is critical to achieving our widespread acceptance, particularly in light of the competitive nature of our market. Promoting and positioning our ZCITY App will depend largely on the success of our marketing efforts and our ability to provide high quality services. In order to promote our ZCITY App, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. There can be no assurance that ZCITY App promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by us in building our ZCITY App. Further, there can be no assurance that any new users attracted to us will conduct transactions over the ZCITY App on a regular basis. If we fail to promote and maintain our brand or incur substantial expenses in an attempt to promote and maintain our brand or if our existing or future strategic relationships fail to promote the ZCITY App or increase awareness, our business, results of operations and financial condition would be materially adversely affected.

We may not be able to successfully develop and promote new products or services which could result in adverse financial consequences.

We plan to expand our operations by developing and promoting new or complementary services, products or transaction formats or expanding the breadth and depth of services. There can be no assurance that we will be able to expand our operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance. Furthermore, any new business or service launched by us that is not favorably received by consumers could damage our reputation and diminish the value of our brand. Expansion of our operations in this manner would also require significant additional expenses and development, operations and other resources and would strain our management, financial and operational resources. The lack of market acceptance of such services or our inability to generate satisfactory revenues from such expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example, by providing the appropriate training to out account managers, sales technology specialists, engineers and consultants to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations or financial condition could be adversely affected.

A decline in the demand for goods and services of the merchants included in the ZCITY App could result in adverse financial consequences.

We expect to derive most of our revenues from fees from successfully completed transactions on our consumer facing platforms. Our future revenues will depend upon continued demand for the types of goods and services that are offered by the merchants that are included on such platforms. Any decline in demand for the goods offered through our services as a result of changes in consumer trends could have a material adverse effect on our business, results of operations and financial condition.

The effective operation of our platform is dependent on technical infrastructure and certain third-party service providers.

Our ability to attract, retain and serve customers is dependent upon the reliable performance of our ZCITY App and the underlying technical infrastructure. We may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business will be reliant upon third party partners such as financial service providers and cash-out providers, payment terminals and equipment providers. Any disruption or failure in the services from third party partners used to facilitate our business could harm our business. Any financial or other difficulties these partners face may adversely affect our business, and we exercise little control over these partners, which increases vulnerability to problems with the services they provide.

There is no assurance that we will be profitable.

There is no assurance that we will earn profits in the future or that profitability will be sustained. There is no assurance that future revenues will be sufficient to generate the funds required to continue our business development and marketing activities. If we do not have sufficient capital to fund our operations, we may be required to reduce our sales and marketing efforts or forego certain business opportunities.

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

We may be required to expend resources to protect ZCITY App information or we may be unable to launch our services.

From time to time, other companies may copy information from our ZCITY App, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. We have no assurance other companies will not copy, publish or aggregate content from our ZCITY App in the future. When third parties copy, publish or aggregate content from our ZCITY App, it makes them more competitive, and decreases the likelihood that consumers will visit our website or use our mobile app to find the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner and, even if we could, we may not be able to prevent it. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

Breaches of our online commerce security could occur and could have an adverse effect on our reputation.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography and cybersecurity or other events or developments will not result in a compromise or breach of the technology used by us to protect customer transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation and, therefore, on our business, results of operations and financial condition. Furthermore, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on our business, results of operations and financial condition.

We may not have the ability to manage our growth.

We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. Our anticipated expansion is expected to place a significant strain on our management, operational and financial resources. To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage our employee base. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations may be materially adversely affected.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

We are, and will be, heavily dependent on the skill, acumen and services of our management and other employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Illegal use of our ZCITY App could result in adverse consequences to us.

Despite measures we will implement to detect and prevent identify theft or other fraud, our ZCITY App remains susceptible to potentially illegal or improper uses. Despite measures we will take to detect and lessen the risk of this kind of conduct, we cannot assure that these measures will succeed. Our business could suffer if customers use the ZCITY App for illegal or improper purposes.

If merchants on our ZCITY App are operating illegally, we could be subject to civil and criminal lawsuits, administrative action and prosecution for, among other things, money laundering or for aiding and abetting violations of law. We would lose the revenues associated with these accounts and could be subject to material penalties and fines, both of which would seriously harm our business.

We are subject to certain risks by virtue of our international operations.

We operate and expand internationally. We expect to expand our international operations significantly by accessing new markets abroad and expanding our offerings in new languages: not less than all languages in SEA countries and Japan. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

●	recruiting and retaining qualified, multi-lingual employees, including customer support personnel;

●	increased competition from local websites and guides and potential preferences by local populations for local providers;

●	compliance with applicable foreign laws and regulations, including different privacy, censorship and liability standards and regulations and different intellectual property laws;

●	providing solutions in different languages for different cultures, which may require that we modify our solutions and features to ensure that they are culturally relevant in different countries;

●	the enforceability of our intellectual property rights;

●	credit risk and higher levels of payment fraud;

●	compliance with anti-bribery laws;

●	currency exchange rate fluctuations;

●	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

●	political and economic instability in some countries;

●	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

●	higher costs of doing business internationally.

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

Our business and prospects depend on the continuing development of the economy in Malaysia. We cannot assure you that the Malaysian economy will continue to grow at the same pace as in the past. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty. In the event that the Malaysian economy suffers, demand for the services and/or products of our wholly owned subsidiaries may diminish, which would in turn result in decreased likelihood of profitability. This could in turn result in a substantial need for restructuring of our business objectives and could result in a partial or entire loss of an investment in our Company.

We face the risk that changes in the policies of the Malaysian government could have a significant impact upon the business we may be able to conduct in Malaysia and the profitability of such business.

Policies of the Malaysian government can have significant effects on the economic conditions of Malaysia. A change in policies by the Malaysian government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies or the expropriation or nationalization of private enterprises. We cannot assure you that the government will continue to pursue current policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting Malaysia’s political, economic and social environment.

We are subject to foreign exchange control policies in Malaysia.

The ability of our subsidiaries to pay dividends or make other payments to us may be restricted by the foreign exchange control policies in the countries where we operate. For example, there are foreign exchange policies in Malaysia which support the monitoring of capital flows into and out of the country in order to preserve its financial and economic stability. The foreign exchange policies are administered by the Foreign Exchange Administration, an arm of Bank Negara Malaysia (“BNM”), the central bank of Malaysia. The foreign exchange policies monitor and regulate both residents and non-residents. Under the current Foreign Exchange Administration rules issued by BNM, non-residents are free to repatriate any amount of funds from Malaysia in foreign currency other than the currency of Israel at any time (subject to limited exceptions), including capital, divestment proceeds, profits, dividends, rental, fees and interest arising from investment in Malaysia, subject to any withholding tax. In the event BNM or any other country where we operate introduces any restrictions in the future, we may be affected in our ability to repatriate dividends or other payments from our subsidiaries in Malaysia or in such other countries. Since we are a holding company and rely principally on dividends and other payments from our subsidiaries for our cash requirements, any restrictions on such dividends or other payments could materially and adversely affect our liquidity, financial condition and results of operations.

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

Our offline and online merchants obtain their products, or the raw materials comprised of their products or used in their services, from manufacturers and distributors located around the world, and may have entered into long-term contracts or exclusive agreements that would ensure their ability to acquire the types and quantities of products or raw materials they desire at acceptable prices and in a timely manner. Any potential disruption in and other risks relating to the offline or online merchants’ supply chain as a result of the COVID-19 pandemic or Russia’s invasion of Ukraine, could increase the costs of their products or services to consumers, potentially causing consumers to limit their spending or seek products or services from alternative businesses that may not be registered as a merchant with us, which may ultimately affect the total number of users using our platform and harm our business, financial condition and results of operations.

Our business will be exposed to foreign exchange risk.

We derive most of our revenue from the operations of our ZCITY App in Malaysia and expect to derive our revenue from Malaysia, other SEA countries and Japan in the future. Our functional currencies will by necessity be the currencies of the countries of SEA and Japan. Our reporting currency is the U.S. dollar. We translate our results of operations using the average exchange rate for the period, unless the average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions, and we translate our financial position at the period-end exchange rate. Accordingly, any significant fluctuation between the currencies of countries of SEA and Japan on the one hand and the U.S. dollar on the other could expose us to foreign exchange risk.

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

We may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock and decrease or eliminate your investment.

On August 17, 2023, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). Although Nasdaq has granted us 180 calendar days, or until February 13, 2024, to regain compliance with the Bid Price Rule, there can be no assurance that we will regain such compliance and Nasdaq could make a determination to delist our common stock.

Any delisting determination by Nasdaq could seriously decrease or eliminate the value of an investment in our common stock and other securities linked to our common stock. While a listing on an over-the-counter exchange could maintain some degree of a market in our common stock, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our common stock; reduced liquidity with respect to and decreased trading prices of our common stock; a determination that shares of our common stock are “penny stock” under the SEC rules, subjecting brokers trading our common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock; limited news and analyst coverage for our Company, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large stockholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our common stock.

Geopolitical conditions, including acts of war or terrorism or unrest in the regions in which we operate could adversely affect our business.

Most of our operations and business activities are conducted in Malaysia, whose economy and legal system remain susceptible to risks associated with an emerging economy and which is subject to higher geopolitical risks than developed countries. Social and political unrest could give rise to various risks, such as loss of employment and safety and security risks to persons and property. Additionally, our operations could be disrupted by acts of war, terrorist activity or other similar events, including the current or anticipated impact of military conflict and related sanctions imposed on Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations by the United States and other countries due to Russia’s invasion of Ukraine in February 2022. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. Any such event may in turn have a material and adverse effect on our business, results of operations and financial position.

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

In preparing our consolidated financial statements as of and for the year ended June 30, 2023, we and our independent registered public accounting firms identified 2 material weaknesses and other control deficiencies including significant deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified included the following: (1) Inadequate U.S. GAAP expertise. The current accounting staff is inexperienced in applying U.S. GAAP standard as they are primarily engaged in ensuring compliance with International Financial Reporting Standards (“IFRS”) accounting and reporting requirement for our consolidated operating entities, and thus require substantial training. The current staff’s accounting skills and understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including subsidiary financial statements consolidation, are inadequate; and (2) Inadequate internal audit function. We lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

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

Our business is subject to regulation by various governmental agencies in Malaysia, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy and data protection-related laws and regulations, intellectual property laws, employment and labor laws, workplace safety, governmental trade laws, import and export controls, anti-corruption and anti-bribery laws, and tax laws and regulations. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

●	investigations, enforcement actions, and sanctions;

●	mandatory changes to our network and products;

●	disgorgement of profits, fines, and damages;

●	civil and criminal penalties or injunctions;

●	claims for damages by our customers or channel partners;

●	termination of contracts;

●	failure to obtain, maintain or renew certain licenses, approvals, permits, registrations or filings necessary to conduct our operations; and

●	temporary or permanent debarment from sales to public service organizations.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, results of operations and financial condition.

Any reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to our business practices and other penalties, which could negatively affect our business and results of operations. Changes in social, political and regulatory conditions or in laws and policies governing a wide range of topics may cause us to change our business practices. Further, our expansion into a variety of new fields also could raise a number of new regulatory issues. These factors could negatively affect our business and results of operations in material ways.

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

We receive, collect, store, process, transfer and use personal information and other user data. There are numerous international laws and regulations regarding privacy, data protection, information security and the collection, storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security or disclosure of our users’ data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties or any other legal obligations or regulatory requirements relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our ZCITY App.

Additionally, if third parties we work with violate applicable laws, regulations or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise have an adverse effect on our reputation and business. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Regulation of gift cards or “E-vouchers” could have adverse consequences on our business.

Our platform’s payment system inevitably provides our customers with reward points that may or may not be deemed gift certificates, store gift cards, general-use prepaid cards or other vouchers or “gift cards,” subject to, various laws of multiple jurisdictions. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. Various companies that provided deal products similar to ours around the world are currently or were defendants in purported class action lawsuits.

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

The requirements of being a public company are complex and have increased costs.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to maintain compliance with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

As a result of disclosure of information in this Annual Report on Form 10-K and in our prior SEC filings, our business and financial condition has become more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

We and/or our directors and officers may be subject to a variety of civil or other legal proceedings, with or without merit. From time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, employment and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.

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

We face potential liability and expense for legal claims based on the content on our ZCITY App.

We face potential liability and expense for legal claims relating to the information that we publish on our website and our ZCITY App, including claims for copyright or trademark infringement, among others. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our website or mobile app, our ZCITY App may become less useful to consumers and our traffic may decline, which could have a negative impact on our business and financial performance.

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

Item 1B. Unresolved Staff Comments

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

Holders

As of June 30, 2023, there were 28 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans as of June 30, 2023. The Board and the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the Treasure Global Inc 2023 Equity Incentive Plan on August 30, 2023 (the “2023 Plan”), and the Company intends to submit the approval of the 2023 Plan to the stockholders of the Company. Notwithstanding the foregoing, because the Company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2023, the registrant has granted or issued the following securities of the registrant that were not registered under the Securities Act, as amended.

(a) Issuance of Capital Stock.

In March 2023, we issued 285,714 shares of common stock to Voon Him “Victor” Hoo upon his resignation from Board.

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

(b) Warrants.

None.

(c) Option Grants.

None.

(d) Issuance of Notes.

On February 28, 2023, we entered into the Securities Purchase Agreement with YA II PN, Ltd. (the “Selling Stockholder”), pursuant to which the Selling Stockholder agreed to purchase the Convertible Debentures, in the aggregate principal amount of up to $5,500,000 in a private placement for a purchase price with respect to each Convertible Debenture of 92% of the initial principal amount of such Convertible Debenture. The purchase by the Selling Stockholder of the First Convertible Debenture which has an initial issuance principal amount of $2,000,000 occurred on February 28, 2023 for a purchase price of $1,840,000 and the closing of the purchase of the Second Convertible Debenture which has an initial issuance a principal amount of $3,500,000 occurred shortly after the registration statement related to the prospectus for the shares of common stock issuable upon the conversion of the Convertible Debentures (the “Selling Stockholder Registration Statement”) was declared effective by the SEC for a purchase price of $3,220,000. The total purchase price paid to us by the Selling Stockholder for the Convertible Debentures in the Private Placement was $5,060,000.

Each Convertible Debenture accrues or will accrue interest on its full outstanding principal amount at 4% per annum and has a 12-month term. Assuming no conversions, prepayments or events of default have been made on or occurred with respect to the First and Second Convertible Debenture, on the maturity date thereof, interest of $220,000 shall have accrued and be payable on the First and Second Convertible Debenture. Upon the occurrence and continuance of an Event of Default (as defined below) with respect to any Convertible Debenture, its per annum interest rate will increase to 15%. As of September 25, 2023, no Event of Default has occurred under the First Convertible Debenture. Upon the occurrence and continuance of an Event of Default under the Second Convertible Debenture, its per annum interest rate will increase to 15%.

“Event of Default” means with respect to any Convertible Debenture: (i) the Company’s failure to pay to amounts due under such Convertible Debenture; (ii) the Company or any subsidiaries of the Company is subject to bankruptcy or insolvency proceeding or similar proceeding and such proceedings remain undismissed for a period of sixty one (61) days; (iii) the Company or any subsidiaries of the Company shall default in any of its payment obligations under any debenture, mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of the Company in an amount exceeding $100,000 and such default shall result in the full amount of such indebtedness becoming or being declared due and payable and such default is not thereafter cured within five (5) Business Days; (iv) the Company’s common stock shall cease to be quoted or listed for trading, as applicable, on any national exchange for a period of ten (10) consecutive trading days; (v) the Company shall be a party to certain change of control transactions (unless in connection with such change of control transaction such Convertible Debenture is retired; (vi) the Company’s (A) failure to deliver required number of shares of common stock as required under such Convertible Debenture or (B) notice, written or oral, to any holder of such Convertible Debenture of the Company’s intention not to comply with a request for conversion of such Convertible Debenture; (vii) the Company shall fail for any reason to deliver the payment in cash pursuant to a Buy-In (as defined in the Convertible Debenture) within five (5) Business Days after such payment is due; (viii) the Company’s failure to timely file with the SEC any of its periodic reports and such default is not thereafter cured within five (5) business days; (ix) any representation or warranty made or deemed to be made by or on behalf of the Company in or in connection with such Convertible Debenture or any of the other documents related to the Private Placement, or any waiver hereunder or thereunder, shall prove to have been incorrect in any material respect (or, in the case of any such representation or warranty already qualified by materiality, such representation or warranty shall prove to have been incorrect) when made or deemed made; (x) any material provision of any Transaction Document, at any time after its execution and delivery and for any reason other than as expressly permitted hereunder or thereunder, ceases to be in full force and effect; or the Company or any other person or entity contests in writing the validity or enforceability of any provision of any Convertible Debenture or any of the other documents related to the Private Placement; or the Company denies in writing that it has any or further liability or obligation under any Convertible Debenture or any of the other documents related to the Private Placement, or purports in writing to revoke, terminate (other than in line with the relevant termination provisions) or rescind any Convertible Debenture or any of the other documents related to the Private Placement; (xi) the Company uses the proceeds of the issuance of such Convertible Debenture, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase or carry margin stock (within the meaning of Regulations T, U and X of the Federal Reserve Board, as in effect from time to time and all official rulings and interpretations thereunder or thereof), or to extend credit to others for the purpose of purchasing or carrying margin stock or to refund indebtedness originally incurred for such purpose; or (xii) any Event of Default (as defined in the other Convertible Denture or in any other documents related to the Private Placement) occurs with respect to any other Convertible Debenture, or any breach of any material term of any other debenture, note, or instrument held by the holder of such Convertible Debenture in the Company or any agreement between or among the Company and such holder; or (xiii) the Company shall fail to observe or perform any material covenant, agreement or warranty contained in, or otherwise commit any material breach or default of any provision of such Convertible Debenture (except as may be covered by another Event of Default) or any other any other document related to the Private Placement) which is not cured or remedied within the time prescribed or if no time is prescribed within ten (10) business days of notification thereof.

If any Event of Default occurs under a Convertible Debenture (other than an event with respect to a bankruptcy or insolvency), at the Selling Stockholder election, all amounts owing in respect thereof, to the date of acceleration shall become immediately due and payable in cash; provided that, in the case of a bankruptcy or insolvency of the Company, all amounts owing in respect thereof, to the date of acceleration shall automatically become immediately due and payable in cash, in each case without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company. The Selling Stockholder will also have the right to convert such Convertible Debenture at the applicable conversion price.

The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the Convertible Debentures, together with any accrued but unpaid interest, may be converted into our common stock at a conversion price equal to the lower of (i) $1.6204 (the “Fixed Price”) or (ii) 93% of the lowest daily volume weighted average price (the “VWAP”) of the common stock during the ten (10) trading days immediately preceding the date of conversion (but not lower than a floor price of $0.25).

If a Trigger Event occurs, then the Company shall make monthly payments beginning on the 10th calendar day after the date on which a Trigger Event occurs and then on the same day of each successive calendar month. Each monthly payment shall be in an amount equal to the sum of (i) the lesser of (x) $1,000,000 and (y) the outstanding principal of the Convertible Debentures (the “Triggered Principal Amount”), plus (ii) a redemption premium of 7% of such Triggered Principal Amount, plus (iii) accrued and unpaid interest hereunder as of each payment date. The obligation of the Company to make monthly payments shall cease if any time after the Trigger Date the daily VWAP is greater than the Floor Price for a period of 5 of 7 consecutive Trading Days in the event of a Floor Price Trigger unless a new Trigger Event occurs.

“Trigger Event” means the daily VWAP is less than the $0.25 for five Trading Days during a period of any 5 of 7 consecutive trading days.

Under the Convertible Debentures, the Company has the right, but not the obligation, to redeem (“Optional Redemption”) early a portion or all amounts outstanding under the Convertible Debentures; provided that (i) the closing price of the Company’s common stock on the date of such Optional Redemption is less than $1.6204 and (ii) the Company provides the Holder with at least 5 business days’ prior written notice (each, a “Redemption Notice”) of its desire to exercise an Optional Redemption. The “Redemption Amount” shall be equal to the outstanding Principal balance being redeemed by the Company, plus a 10% premium on the principal amount being redeemed, plus all accrued and unpaid interest. If we elect to redeem the full $5,500,0000 principal amount of the Convertible Debentures, such premium payable will equal to $550,000.

The Selling Stockholder Registration Statement registers the resale by the Selling Stockholder of up to 22,880,000 shares of common stock that can be issuable upon the conversion of the Convertible Debentures. The number of shares that were registered was calculated by dividing (x) the sum of the aggregate principal amount of Convertible Debentures ($5,500,000) plus one year of accrued interest on the Convertible Debentures ($220,000) by (y) the conversion floor price ($0.25), which is the lowest possible conversion price pursuant to the terms of the Convertible Debentures.

We sold an aggregate of $5,500,000 of the Convertible Debentures and received a purchase price of $5,060,000 from the Selling Stockholder.

As of September 25, 2023, a total of $3,835,954 is due under the Convertible Notes, net of unamortized discounts of $114,046.

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

Transfer Agent

The transfer agent for the common stock is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Item 6. [Reserved]

Not applicable.

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

Overview

Treasure Global Inc (“TGL,” “we,” “our” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. TGL has no substantive operations other than holding all of the outstanding shares of Gem Reward Sdn. Bhd. (“GEM”), which was established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

Prior to March 11, 2021, TGL and GEM were separate companies under the common control of Kok Pin “Darren,” which resulted from Mr. Tan’s prior 100% ownership of TGL and his prior 100% voting and investment control over GEM pursuant to the Beneficial Shareholding Agreements. For a more detailed description of the Beneficial Shareholding Agreements and Mr. Tan’s common control over TGL and GEM see Part I, Item 1. “Business – Corporate Structure.”

On March 11, 2021, TGL and GEM were reorganized into a parent subsidiary structure pursuant to the Share Swap Agreement in which TGL exchanged the swap shares for all of the issued and outstanding equity of GEM. Pursuant to the Share Swap Agreement, the purchase and sale of the swap shares was completed on March 11, 2021, but the issuance of the swap shares did not occur until October 27, 2021 when TGL amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the swap shares. As a result of the Share Swap Agreement, (i) GEM became the 100% subsidiary of TGL and Kok Pin “Darren” no longer had any control over the GEM ordinary shares and (ii) Kok Pin “Darren,” the Initial GEM Stockholders and Chong Chan “Sam” Teo owned 100% of the shares of TGL common stock (Kok Pin “Darren” owning approximately 97%). Subsequent to the date of the Share Swap Agreement, Kok Pin “Darren” transferred 9,529,002 of his 10,000,000 shares of TGL common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

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

Our proprietary product is an application branded “ZCITY App,” which was developed through GEM. The ZCITY App was successfully launched in Malaysia on June 2020. GEM is equipped with the know-how and expertise to develop additional/add-on technology-based products and services to complement the ZCITY App, thereby growing its reach and user base.

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan. As of September 13, 2023, we had 2,642,404 registered users and 2,025 registered merchants.

Southeast Asia (“SEA”) consumers have access to a plethora of smart ordering, delivery and “loyalty” websites and apps, but in our experience, SEA consumers very rarely receive personalized deals based on their purchases and behavior.

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

We operate our ZCITY App on the hashtag: “#RewardsOnRewards.” We believe this branding demonstrates to users the ability to spend ZCITY App-based Reward Points (or “RP”) and “ZCITY Cash Vouchers” with discount benefits at checkout. Additionally, users can earn rewards from selected e-Wallet or other payment methods.

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

On May 1, 2023, we entered into a worldwide master license agreement (“License Agreement 1”) with Morganfield’s Holdings Sdn Bhd (“Licensor 1”), an unrelated third party. Pursuant to the License Agreement 1, the Licensor 1 agreed to grant us the exclusive worldwide license for the right to use the Morganfield’s Trademark (“Trademark 2”) for a period of five years. During the five-year license period, we agree to pay Licensor 1 for monthly license fee throughout the license period, with minimum aggregate payments of approximately $1.5 million or 40% of the total monthly collections from our sub-licensees, whichever is higher.

On June 6, 2023, we entered into a worldwide master license agreement (“License Agreement 2”) with Sigma Muhibah Sdn Bhd (“Licensor 2”), an unrelated third party. Pursuant to the License Agreement 2, Licensor 2 agreed to grant the AY Food Ventures Sdn Bhd with the exclusive worldwide license for right of use in Abe Yus’s Trademark (“Trademark 2”) for a period of five years. During the five years license period, we agree to pay the licensor 2 for monthly license fee throughout the license period, with minimum aggregate payments of approximately $1.2 million or 40% of the total monthly collection from our sub-licensees, whichever is higher.

Key Factors that Affect Operating Results

We believe the key factors affecting our financial condition and results of operations include the following:

Our Ability to Create Value for Our Users and Generate Revenue

Our ability to create value for our users and generate our revenues from merchants is driven by the factors described below:

Number and volume of transactions completed by our consumers.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as June 30, 2023, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been global supply chain disruptions as a result of the COVID-19 pandemic and Russia’s February 2022 invasion of Ukraine that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of June 30, 2023, but we will continue to monitor the effects of supply chain disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for each quarter since we launched ZCITY platform, are set forth in the table below:

	For the quarters ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2021	2021	2021	2022	2022	2022	2022	2023	2023
Number of new registered user (1)	262,784	245,582	288,540	364,218	466,534	234,179	143,654	98,248	98,087
Number of active users (2)	347,596	362,805	421,287	448,247	443,430	488,358	458,177	449,435	378,414
Number of new participating merchants	270	44	15	14	7	13	-	10	2

(1) Registered are persons who have registered on the ZCITY App.

(2) Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of	As of	As of	As of	As of
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2021	2021	2021	2022	2022	2022	2022	2023	2023
Accumulated registered users	603,122	848,704	1,137,244	1,501,462	1,967,996	2,202,175	2,345,829	2,444,077	2,542,164
Accumulated Participating merchants	1,905	1,949	1,964	1,978	1,985	1,998	1,998	2,008	2,010

We have experienced substantial growth in registered users and active users since we launched ZCITY platform in June 2020. As of June 30, 2023, we recorded 2,542,164 registered users and 378,414 active users from ZCITY platform. Our average percentage of growth of register and active users from the establishment of the ZCITY platform to the year ended June 30, 2023 was approximately 93.7% and 179.3%, respectively.

However, the average percentage of growth of registered and active users decreased in the last ten quarters up to June 30, 2023 which was a result of decrease in purchasing of E-voucher from our vendor, eventually reduce the E-voucher available for sales, and attract less new registered and active user to join our ZCITY platform. Since our product and loyalty program revenue mainly consist of sales of E-voucher which bear a low profit margin, reduce in purchasing of E-voucher will allow us to reserve more working capital in developing our TAZTE Smart F&B system (“TAZTE”), which is a system that provides a one stop solution and digitalization transformation for all registered food and beverage (“F&B”) outlets located in Malaysia. As TAZTE is a merchant-oriented program, we intend to utilize our user data to help our merchant customers to achieve higher business growth as well as increase our transaction revenue while we launch TAZTE in late December 2022. As we provided extended 365 days free trial for merchant participate in TAZTE, we have not generated any revenue from TAZTE for the year ended June 30, 2023. For 2023 and beyond, we do not expect to experience exponential growth rate in our registered and active users as we intend to maintain our E-voucher for sales in a steady level and increase our user’s retention rate.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end of each quarter is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
July 1, 2020	September 30, 2020	14,336	2,945	20.5%
October 1, 2020	December 31, 2020	58,868	42,225	71.7%
January 1, 2021	March 31, 2021	340,338	300,270	88.2%
April 1, 2021	June 30, 2021	603,122	347,596	57.6%
July 1, 2021	September 30, 2021	848,704	362,805	42.7%
October 1, 2021	December 31, 2021	1,137,244	421,287	37.0%
January 1, 2022	March 31, 2022	1,501,462	448,247	29.8%
April 1, 2022	June 30, 2022	1,967,996	443,430	22.5%
July 1, 2022	September 30, 2022	2,202,175	488,358	22.2%
October 1, 2022	December 31, 2022	2,345,829	458,177	19.5%
January 1, 2023	March 31, 2023	2,444,077	449,435	18.4%
April 1, 2023	June 30, 2023	2,542,164	378,414	14.9%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of each quarter is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
July 1, 2020	September 30, 2020	2,945	2,879	66	N/A	N/A
October 1, 2020	December 31, 2020	42,225	41,142	1,083	63.3%	36.7%
January 1, 2021	March 31, 2021	300,270	281,432	18,838	55.4%	44.6%
April 1, 2021	June 30, 2021	347,596	262,780	84,816	71.8%	28.2%
July 1, 2021	September 30, 2021	362,805	245,580	117,225	66.3%	33.7%
October 1, 2021	December 31, 2021	421,287	288,536	132,751	63.4%	36.6%
January 1, 2022	March 31, 2022	448,247	361,143	87,104	78.5%	21.5%
April 1, 2022	June 30, 2022	443,430	368,390	75,040	83.3%	16.7%
July 1,2022	September 30, 2022	448,358	146,036	342,322	22.8%	77.2%
October 1, 2022	December 31, 2022	458,177	104,191	353,986	27.5%	72.5%
January 1, 2023	March 31, 2023	449,435	81,921	367,514	19.8%	80.2%
April 1, 2023	June 30, 2023	378,414	93,516	284,898	36.6%	63.4%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

Over the last 24 months, we have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the Years ended June 30, 2023 and 2022

Revenue

Our breakdown of revenues by categories for the years ended June 30, 2023 and 2022, respectively, is summarized below:

	For the Years Ended June 30,				Change
	2023	%	2022	%	%

Product and loyalty program revenue	$68,899,687	99.3%	$79,409,756	99.7%	(13.2)%
Transaction revenue	75,274	0.1%	53,667	0.1%	40.3%
Agent subscription revenue	-	0.0%	15	0.0%	(100.0)%
Member subscription revenue	383,538	0.6%	211,441	0.2%	81.4%
Sublicence revenue	49,820	0.1%	-	0.0%	100.0%
Total revenues	$69,408,319	100.0%	$79,674,879	100.0%	(12.9)%

Total revenues decreased by approximately $10.3 million or 12.9% to approximately $69.4 million for the year ended June 30, 2023 from approximately $79.7 million for the year ended June 30, 2022. The decrease was mainly attributable to decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products, and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our newly acquired subsidiaries, Morgan Global Sdn. Bhd (“Morgan”) and AY Food Ventures Sdn. Bhd. (“AY Food”). The product and loyalty program revenue decrease by approximately $10.5 million or 13.2% to approximately $68.9 million for the year ended June 30, 2023 from approximately $79.4 million for the same period in 2022. The decrease was mainly attributable to decrease in E-voucher purchasing which resulted in less E-voucher available for sales during the year ended June 30, 2023. Such decrease in purchasing activities was due to our management’s decision to reserve more working capital for developing TAZTE within the ZCITY platform as discussed in the key operating metrics section above.

Transaction revenue

The transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue increased by 40.3% to approximately $75,000 for the year ended June 30, 2023 from approximately $54,000 for the same period in 2022. The increase was mainly attributable to the fact that we engaged with 2,010 local merchants to connect them with their customers through our ZCITY platform as of June 30, 2023 compared to 1,985 as of June 30, 2022. Our average percentage of growth of new merchants was approximately 25.3% throughout the quarters as of June 30, 2023 since the establishment of ZCITY platform. Despite of the slowdown in adding new merchants to our platform during the last eight quarters ended as of June 30, 2023, we expect our transaction revenue to increase as soon as the free trial period from TAZTE expires in December 2023.

Agent subscription revenue

Agent subscription revenue primarily consists of fees charged to the agents in exchange for rights by introducing merchants to join our merchant network and to earn a future fixed percentage of commission fees upon completion of each sales transaction between the referred merchants and their customers. We did not recognize any agent subscription revenue for the year end June 30, 2023 mainly due to our shift of business strategies to Zmember subscription revenue which is a member oriented program designated to attract more customer to engage with our ZCITY platform. As we abandoned the agent subscription program, we will not generate any agent subscription revenue going forward.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus, and referral rewards. Member subscription revenue increased by 81.4% to approximately $0.4 million for the year end June 30, 2023 as compared to approximately $0.2 million for the same period in 2022 as we launched the Zmember program for the quarter ended in March 31, 2022 to enhance our customer engagement with our ZCITY platform. As of June 30, 2023, we had 22,861 customers who subscribed to our Zmember program.

Sublicense revenue

As we acquired exclusive worldwide license for right of use in Morganfield’s Trademark on May 1, 2023 for a period of five years, we have generated sublicense revenue consist of fee charged to the customers who sublicensed the right of use of the Trademark from us. For the year ended June 30, 2023, sublicense revenue was amounted to approximately $50,000 while as of June 30, 2023 we engaged 7 customers as sublicensees who operated their restaurant under Morganfield’s Trademark in Singapore, Malaysia, and China.

Cost of revenue

Our breakdown of cost of revenue by categories for the years ended June 30, 2023 and 2022, respectively, is summarized below:

	For the Years Ended June 30,		Change
	2023	2022	%

Product and loyalty program revenue	$68,857,916	$79,198,691	(13.1)%
Sublicense revenue	27,119	-	100.0%
Total cost of revenue	$68,885,035	$79,198,691	(13.0)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product, and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use in Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $10.3 million or 13.0% for the year ended June 30, 2023 compared with the same period in 2022. The decrease was in line with our decreased of revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the year Ended June 30, 2023	For the year Ended June 30, 2022	Change	Percentage Change

Product and loyalty program revenue
Gross profit	$41,771	$211,065	$(169,294)	(80.2)%
Gross margin	0.1%	0.3%	(0.2)%

Transaction revenue
Gross profit	$75,274	$53,667	$21,607	40.3%
Gross margin	100.0%	100.0%	—%

Agent subscription revenue
Gross profit	$—	$15	$(15)	(100.0)%
Gross margin	—%	100.0%	(100.0)%

Member subscription revenue
Gross profit	$383,538	$211,441	$172,097	81.4%
Gross margin	100.0%	100.0%	—%

Sublicense revenue
Gross profit	$22,701	$—	$22,701	100.0%
Gross margin	45.6%	—%	45.6%

Total
Gross profit	$523,284	$476,188	$47,096	9.9%
Gross margin	0.8%	0.6%	0.2%

Our gross profit for the year ended June 30, 2023 amounted to approximately $523,000 as compared to approximately $476,000 for the year ended June 30, 2022 which represents an increase of approximately $47,000 or 9.9%. The increase in gross profit was primarily due to the growth in member subscription revenue, as we had more customers subscribed to our Zmember program as of June 30, 2023

The gross margin was approximately 0.8% and 0.6% for the years ended June 30, 2023, and 2022, respectively. The 0.2% increase in gross margin attributed to the rise in gross profit from Member subscription revenue, which has a higher gross margin compared to our other revenue streams.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses, and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $4.7 million and $6.3 million for the years ended June 30, 2023 and 2022, respectively. Representing a decrease of approximately $1.6 million or 24.8%. The decrease was mainly attributable to decrease in marketing and promotion expense of approximately $1.4 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the years end June 30, 2023 and 2022, we incurred approximately $1.8 million and $2.8 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expense was mainly due to decrease of new registered user, and eventually resulted in less redemption in non-spending related activities reward points by our customers.

General and administrative expenses

General and administrative expenses amounted to approximately $4.7 million and $2.8 million for the years ended June 30, 2023 and 2022, respectively. Representing an increase of approximately $1.9 million or 65.6%. The increase was mainly due to increase in salary expense of approximately $0.5 million, director & officer liability insurance expense of approximately $0.1 million, and professional fee of approximately $1.0 million as a result of expansion of management and administration team to support our business operation.

Research and development expenses

Research and development expense amounted to approximately $0.5 million and $0.3 million for the years ended June 30, 2023 and 2022, respectively, representing 105.9% increase as we increase spending to maintain and enhance our mobile application or website to ensure our customers to have exceptional user experience while navigating within the ZCITY platform.

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $0.8 million and $1.3 million for the years ended June 30, 2023 and 2022 respectively, representing decrease of approximately $0.5 million. The stock-based compensation incurred for the year ended June 30, 2022 are from Exchange Listing LLC (the “Consultant”).  The decreased was mainly due to the Consultant completed its service during the quarter ended December 31, 2022. The decrease was offset by additional stock-based compensation issued to Voon Him “Victor” Hoo for his service as our former director amounted to approximately $0.4 million for the year ended June 30, 2023.

Other expenses, net

Other expenses, net amounted to approximately $1.4 million and $1.6 million for the years ended June 30, 2023 and 2022, respectively. Representing a decrease of approximately $0.2 million or 10.4%. The decrease was mainly attributable to decrease of interest expenses of approximately $0.3 million as we have less interest-bearing convertible note outstanding as of June 30, 2023.

Provision for income taxes

Provision for income taxes amounted to approximately $98,000 and $16,000 for the years ended June 30, 2023 and 2022, respectively. The amount was attributable to tax imposed on Treasure Global Inc from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the years ended June 30, 2023 and 2022, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net losses

Our net losses decreased by approximately $18,000 predominately due to the reasons as discussed above.

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

As of June 30, 2023 and 2022, we had approximately $4.6 million and $1.8 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On August 15, 2022, we had closed our initial underwritten public offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. We had received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts and commissions and fees, and other estimated offering expenses which amounted to approximately $1.0 million.

From February to June 2023, we issued two convertible notes to a third party in an aggregate principal amount of $5,500,000. We received $5,060,000 in proceeds from the third-party net of discount. The convertible notes accrue or will accrue interest at 4% per annum and has a 12-months term.

Despite receiving the proceeds from our initial underwritten public offering and issuance of two convertible notes, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from our related parties.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the years ended June 30, 2023 and 2022:

	For the Years Ended
	June 30, 2023	June 30, 2022

Net cash used in operating activities	$(9,560,285)	$(8,663,901)
Net cash used in investing activities	(61,244)	(311,739)
Net cash provided by financing activities	12,659,188	8,163,893
Effect of exchange rate on cash and cash equivalents	(289,257)	(186,419)
Net change in cash and cash equivalents	$2,748,402	$(998,166)

Operating Activities

Net cash used in operating activities for the years ended June 30, 2023 was approximately $9.6 million and were mainly comprised of the net loss of approximately $11.7 million, increase of prepayments of approximately $0.1 million as our vendors required us to make deposit to secure the purchase, increase of accounts receivable of approximately $0.2 million as a result of offering credit terms to our corporate customers engaged in the sales of nutrition products, and food and beverage products, increase in inventory of approximately $0.2 million as we increase our inventory level on June 30, 2023 to meet with the demand of our product, and increase of approximately $0.4 million in other receivables and other current assets as we prepaid IT maintenance fee to a third party service provider, offset by amortization of debt discount of approximately $1.3 million, stock-based compensation of approximately $0.8 million, increase of approximately $0.1 million in customer deposits as we incurred deferred revenue related to member subscription revenue for the remaining subscribed period as of June 30, 2023, increase of approximately $0.1 million in contract liability as we deferred more revenue due to increase of our customer’s redemption rate in spending related reward point, and increase of approximately $0.5 million in other payables and accrued liabilities mainly related to the accrued professional expenses.

Net cash used in operating activities for the year ended June 30, 2022 was approximately $8.7 million and were mainly comprised of the net loss of approximately $11.7 million, decrease of accounts payable (including related parties) of approximately $0.2 million as we had pay out some of the accounts payable balance to the third parties or related parties vendors timely, decrease of customer deposits, related parties of approximately $0.2 million  as we had returned the deposit related to I.T professional service back to the related parties due to projects abandoned, and decrease of other payables, related parties as we paid out the remaining balance of professional fee incurred from two related parties of approximately $0.1 million.  The net cash used in operating activities was mainly offset by amortization of debt discount of approximately $1.3 million, stock-based compensation of approximately $1.3 million, increase of inventories of approximately $0.2 million as we improved our inventories turnover rate due to demand of our product, and the increase in other payables and accrued liability of approximately $0.7 million mainly related to the accrued professional expenses.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2023 was approximately $61,000, which mainly due to purchase of equipment of approximately $87,000 for our operations used, and offset with proceeds of approximately $26,000 received from disposal of our office equipment.

Net cash used in investing activities for the year ended June 30, 2022 was approximately $0.3 million, mainly due to purchase of equipment for our operations.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2023 was approximately $12.7 million, which mainly comprised of proceeds received from the issuance of convertible notes to third parties of approximately $7.7 million, proceeds received from our initial public offering of approximately $8.2 million, and proceeds received from third parties loans of approximately $0.6 million, offset by repayment to related parties, third parties loans, and insurance loan of approximately $3.8 million, repayment of senior note of $65,000, and $15,000 payment of deferred offering costs.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

Commitment

On May 1, 2023, our subsidiary Morgan enter into a worldwide master license agreement (“License Agreement”) with Morganfield’s Holdings Sdn Bhd (“Licensor”), an unrelated third party. Pursuant to the License agreement, the Licensor agreed to grant Morgan with the exclusive worldwide license for right of use in Morganfield’s Trademark (“Trademark”) for a period of five years. During the five years license period, Morgan is obligated to pay the licensor for license fee on monthly basis in an aggregate total of minimum payment of approximately $1.5 million or 40% of the total monthly collection from Morgan’s sub-licensees, whichever is higher.

On June 6, 2023, we entered into a worldwide master license agreement (“License Agreement 2”) with Sigma Muhibah Sdn Bhd (“Licensor 2”), an unrelated third party. Pursuant to the License Agreement 2, the Licensor 2 agreed to grant the AY Food Ventures Sdn Bhd with the exclusive worldwide license for right of use in Abe Yus’s Trademark (“Trademark 2”) for a period of five years. During the five years license period, we agree to pay the licensor 2 for license fee on monthly basis in an aggregate total of minimum payment of approximately $1.2 million or 40% of the total monthly collection from our sub-licensees, whichever is higher.

Critical Accounting Estimate

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are significant to the preparation of our financial statements. These estimates are important for an understanding of our financial condition and results of operation. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting estimates involve the most significant estimates and judgments used in the preparation of our financial statements.

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue, the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, write-down for estimated obsolescence or unmarketable inventories, realization of deferred tax assets and uncertain tax position, fair value of our stock price to determine the beneficial conversion feature (“BCF”) within the convertible note, fair value of the stock-based compensation, and fair value of the warrants issued. Actual results could differ from these estimates.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts, and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from agent subscription revenue, sales of healthcare products on our ZCITY platform, sublicensing revenue, and sales of food and beverage products. Management regularly assesses the adequacy of the allowance for doubtful accounts by considering historical collection trends and aging of receivables. Additionally, management periodically evaluates individual customer financial conditions, credit histories, and current economic conditions to make necessary adjustments to the allowance. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform and 100% provision for customer balances aged above 60 days for sublicensing revenue and sales of food and beverage products. Our management continuously assesses the reasonableness of the valuation allowance policy and updates it as needed. As of June 30, 2023, and 2022, our allowance for accounts receivable was $214 and $227, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the years ended June 30, 2023 and 2022, $0, and $8,805 write-downs for estimated obsolescence or unmarketable inventories were recorded, respectively.

Other receivables and other current assets, net

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance of other receivables and other current assets were recorded as of June 30, 2023 and 2022.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipt of inventories, services, or refundable, we will recognize an allowance account to reserve such balances. Management reviews our prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and updates it if necessary. No allowance of prepayments were recorded as of June 30, 2023 and 2022.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of June 30, 2023 and 2022.

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

Stock-based compensation

We recognize compensation costs resulting from the issuance of stock-based awards to third party consultant and former director as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants granted are estimated as of the grant date using the Black-Scholes-Merton option-pricing model while the fair value of each common stock granted are estimated using the Company’s closing stock price on the grant date. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. The fair value of the stock-based compensation which included warrants and common stock issued were estimated to be $819,332 and $1,283,994 for the years ended June 30, 2023 and 2022, respectively.

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

Warrants

We account for warrants as equity-classified instruments in accordance with ASC 480 and ASC 815. The fair value of each warrant granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. Based on the above assumption, the fair value of the warrants issued were estimated to be $175,349 for the year ended June 30, 2023.

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

Item 8. Financial Statements and Supplementary Data.

TREASURE GLOBAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

To:	The Board of Directors and Stockholders of
Treasure Global Inc

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure Global Inc and its subsidiaries (the “Company”) as of June 30, 2023, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ deficiency, and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit and its net cash outflows from operating activities raises substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants
PCAOB ID: 1171

We have served as the Company’s auditor since 2023.

San Mateo, California

September 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Treasure Global Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Treasure Global Inc. (the “Company”) as of June 30, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficiency) equity and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for each of the years in the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, a working capital deficit and accumulated deficit at June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 3, there could be a material adverse effect on the Company.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

We served as the Company’s auditor from 2021 through 2022

/s/ Friedman LLP

New York, New York

December 5, 2022

PCAOB ID: 711

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,593,634	$1,845,232
Accounts receivable, net	163,169	-
Inventories	400,543	216,069
Other receivables and other current assets	613,125	8,780
Other receivable, a related party	12,379	-
Prepayments	248,551	203,020
Total current assets	6,031,401	2,273,101

NON-CURRENT ASSETS
Property and equipment, net	279,600	337,645
Operating lease right-of-use assets	61,377	-
Deferred offering costs	-	93,536
Total non-current assets	340,977	431,181

TOTAL ASSETS	$6,372,378	$2,704,282

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Related party loan, current portion	$5,323	$4,505
Insurance loan	160,292	-
Convertible notes payable, net of unamortized discounts of $358,284 and $717,260 as of June 30, 2023 and 2022, respectively	4,791,716	10,954,042
Convertible notes payable, related parties	-	2,437,574
Loans from third parties	-	1,417,647
Accounts payable	42,853	25,397
Accounts payable, related parties	-	14,326
Customer deposits	161,475	73,317
Contract liabilities	157,080	56,757
Other payables and accrued liabilities	723,396	1,161,860
Other payables, related parties	1,660	-
Amount due to related parties	320,960	2,060,088
Operating lease liabilities	40,274	-
Income tax payables	67,546	16,445
Total current liabilities	6,472,575	18,221,958

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	22,036	-
Related party loan, non-current portion	8,099	13,883
Senior note	-	65,000
Total non-current liabilities	30,135	78,883
TOTAL LIABILITIES	6,502,710	18,300,841

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ DEFICIENCY
Common stock, par value $0.00001; 170,000,000 shares authorized, 17,901,353 and 10,545,251 shares issued and outstanding as of June 30, 2023 and 2022, respectively	180	105
Additional paid-in capital	31,485,556	4,020,552
Accumulated deficits	(31,443,451)	(19,715,740)
Accumulated other comprehensive (loss) income	(172,617)	98,524
TOTAL STOCKHOLDERS’ DEFICIENCY	(130,332)	(15,596,559)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,372,378	$2,704,282

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2023	2022

Revenues	$69,408,319	$79,674,879

Cost of revenues	(68,885,035)	(79,198,691)

Gross profit	523,284	476,188

Selling	(4,721,723)	(6,282,465)
General and administrative	(4,670,030)	(2,819,811)
Research and development	(549,065)	(266,716)
Stock-based compensation	(819,332)	(1,283,994)
Total operating expenses	(10,760,150)	(10,652,986)

LOSS FROM OPERATIONS	(10,236,866)	(10,176,798)

OTHER (EXPENSE) INCOME
Other (expense) income, net	(7,937)	54,854
Interest expense	(95,242)	(341,609)
Amortization of debt discount	(1,290,050)	(1,266,861)
TOTAL OTHER EXPENSE, NET	(1,393,229)	(1,553,616)

Loss before income taxes	(11,630,095)	(11,730,414)

Provision for income taxes	(97,616)	(15,600)

NET LOSS	(11,727,711)	(11,746,014)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(271,141)	154,104

COMPREHENSIVE LOSS	$(11,998,852)	$(11,591,910)

LOSS PER SHARE
Basic and diluted	$(0.70)	$(1.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	16,691,956	10,469,396

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIENCY

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of shares	par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ DEFICIENCY
Balance as of June 30, 2021	10,312,585	$103	$1,504,950	$(7,969,726)	$(55,580)	$(6,520,253)
Beneficial conversion feature from issuance of convertible notes	-	-	1,231,610	-	-	1,231,610
Net loss	-	-	-	(11,746,014)	-	(11,746,014)
Issuance of common stock - non-employee stock compensation	232,666	2	1,283,992	-	-	1,283,994
Foreign currency translation adjustment	-	-	-	-	154,104	154,104
Balance as of June 30, 2022	10,545,251	105	4,020,552	(19,715,740)	98,524	(15,596,559)
Beneficial conversion feature from issuance of convertible notes	-	-	749,062	-	-	749,062
Net loss	-	-	-	(11,727,711)	-	(11,727,711)
Issuance of common stock - non-employee stock compensation	395,547	4	819,328	-	-	819,332
Conversion of convertible note payable	4,150,140	42	14,476,325	-	-	14,476,367
Conversion of convertible note payable, related parties	353,272	4	2,437,570	-	-	2,437,574
Issuance of common stock in initial public offering, net of issuance costs	2,300,000	23	7,951,202	-	-	7,951,225
Fair value of warrants issued in initial public offering	-	-	175,349	-	-	175,349
Issuance of warrants - non- employee stock compensation	-	-	856,170	-	-	856,170
Cashless exercise of warrants- non- employee stock compensation into common stock	157,143	2	(2)	-	-	-
Foreign currency translation adjustment	-	-	-	-	(271,141)	(271,141)
Balance as of June 30, 2023	17,901,353	$180	$31,485,556	$(31,443,451)	$(172,617)	$(130,332)

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,727,711)	$(11,746,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108,483	60,605
Amortization of debt discounts	1,290,050	1,266,861
Amortization of operating right-of-use assets	35,034	-
Allowance for (recovery of) doubtful accounts, net	601	(24,953)
Inventories impairment	-	8,805
Stock-based compensation	819,332	1,283,994
Loss from disposal of equipment	18,362	-
Change in operating assets and liabilities
Accounts receivable	(170,107)	107,233
Account receivable, a related party	-	10,116
Inventories	(204,028)	151,184
Other receivables and other current assets	(352,990)	5,376
Other receivable, a related party	(12,860)	-
Prepayments	(58,941)	(35,730)
Accounts payable	19,588	(17,648)
Accounts payable, related parties	(14,061)	(142,642)
Customer deposits	95,787	(67,237)
Customer deposits, related parties	-	(191,698)
Contract liabilities	107,474	47,066
Other payables and accrued liabilities	468,492	719,184
Other payables, related parties	1,725	(112,848)
Operating lease liabilities	(34,065)	-
Income tax payables	49,550	14,445
Net cash used in operating activities	(9,560,285)	(8,663,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(86,964)	(312,358)
Proceeds from sale of equipment	25,720	619
Net cash used in investing activities	(61,244)	(311,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering cost	(15,000)	(93,536)
Proceeds from issuance of common stock in initial public offering	8,235,110	-
Principal payments of insurance loan	(104,271)	-
Payments of related party loans	(4,105)	(5,434)
Proceeds from issuance of convertible notes	7,732,092	7,587,150
Proceeds from issuance of convertible notes, related parties	-	1,037,574
Repayments from related parties	-	59,722
Repayment of senior note	(65,000)	-
Repayments to related parties	(1,728,225)	(1,898,578)
Proceeds from third party loans	556,719	1,476,995
Repayments to third party loans	(1,948,132)	-
Net cash provided by financing activities	12,659,188	8,163,893

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(289,257)	(186,419)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,748,402	(998,166)

CASH AND CASH EQUIVALENTS, beginning of year	1,845,232	2,843,398

CASH AND CASH EQUIVALENTS, end of year	$4,593,634	$1,845,232

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$46,450	$1,628
Interest paid	$65,679	$291,433

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Offering costs paid in the prior period	$93,536	$-
Beneficial conversion feature resulted from issuance of convertible notes	$749,062	$1,231,610
Fair value of warrants issued to underwriter	$175,349	$-
Fair value of warrants issued to consultant	$856,170	$-
Fair value of common stock issued to consultant	$819,332	$-
Recognition of operating right-of-use asset and lease liability	$98,795	$-
Recognition of accrued restoration cost in a lease	$24,664	-
Conversion of convertible notes payable, net of unamortized discounts	$14,476,367	$-
Conversion of convertible notes payable, related parties	$2,437,574	$-
Insurance premium prepaid by insurance loan	$264,563	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Treasure Global Inc. (“TGL” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. The Company has no substantive operations other than holding all of the outstanding shares of Gem Reward Sdn. Bhd. (“GEM”), which was established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

On March 11, 2021, TGL completed a reverse recapitalization (“Reorganization”) under common control of its then existing stockholders, who collectively owned all of the equity interests of GEM prior to the Reorganization through a Share Swap Agreement. GEM is under common control of the same stockholders of TGL through a beneficial ownership agreement, which results in the consolidation of GEM and has been accounted for as a Reorganization of entities under common control at carrying value. Before and after the Reorganization, the Company, together with its subsidiaries is effectively controlled by the same stockholders, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

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

On April 12, 2023, the Company entered into a share sale agreement (the “Agreement”) with Damanhuri Bin Hussien (“DBH”), an unrelated party. Pursuant to the Agreement, the Company agreed to purchase 10,000 units of ordinary shares, representing a 100% equity interest in Foodlink Global Sdn Bhd (“Foodlink”), along with its two wholly owned subsidiaries, Morgan Global Sdn. Bhd (“Morgan”) and AY Food Ventures Sdn. Bhd. (“AY Food”), for a consideration of MYR12,000 (approximately $3,000) from DBH.

Foodlink, Morgan, and AY Food are engaged in the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products. Since Foodlink, Morgan, and AY Food are blank check companies that were incorporated in January 2023 without any operating history prior to the acquisition, the acquisition of these entities is immaterial to the Company’s consolidated financial statements.

The accompanying consolidated financial statements reflect the activities of TGL and each of the following entities.

Name		Background	Ownership
Gem Reward Sdn. Bhd. (“GEM”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
Foodlink Global Sdn Bhd (“Foodlink”),	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by TGL
Morgan Global Sdn. Bhd (“Morgan”)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink
AY Food Ventures Sdn. Bhd. (“AY Food”),	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, and its initial underwritten public offering (the “Offering”).

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $10.2 million for the year ended June 30, 2023; (2) accumulated deficit of approximately $31.4 million as of June 30, 2023; and (3) net operating cash outflow of approximately $9.6 million for the year ended June 30, 2023.

On August 15, 2022, the Company closed its Offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. The Company received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts, commissions, fees, and other estimated offering expenses.

From February 2023 to June 2023, the Company issued two convertible notes to a third party, in an aggregate principal amount of $5,500,000. Upon completion of these transactions, the Company received $5,060,000 in net proceeds from this third party, net of debt discount. The convertible notes accrue or will accrue interest expense at 4% per annum and have a 12-month term.

Despite receiving the net proceeds from its Offering and the issuance of convertible notes, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. Therefore, management has determined that there is a significant doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, it may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from the Company’s related parties.

There, however, is no guarantee that the substantial doubt about the Company’s ability to continue as a going concern will be alleviated.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Enterprise wide disclosure

The Company’s Chief Operating Decision Makers (CODM), which include the Chief Executive Officer and their direct reports, review financial information presented on a consolidated basis. This information is accompanied by a breakdown of revenues from different revenue streams, facilitating resource allocation and financial performance evaluation. The reporting of operating segments aligns with the internal reports provided to the CODM, a group composed of specific members of the Company’s management team.

As of June 30, 2023, the Company had two operating segments: (1) revenue generated from the ZCITY platform and (2) revenue from food and beverage products, along with sublicensing revenue. However, upon assessing both the qualitative and quantitative criteria outlined in ASC 280, ‘Segment Reporting,’ it was determined that the operating segments related to food and beverage product revenue and sublicensing revenue did not meet the quantitative criteria. Consequently, the Company considers itself to be operating within a single reportable segment.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue, the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, write-down for estimated obsolescence or unmarketable inventories, realization of deferred tax assets and uncertain tax position, fair value of our stock price to determine the beneficial conversion feature (“BCF”) within the convertible note, fair value of the stock-based compensation, and fair value of the warrants issued. Actual results could differ from these estimates.

Foreign currency translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Consolidated Statements of Operations and Comprehensive Loss.  The reporting currency of the Company is United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. The Company’s subsidiaries in Malaysia conducts their businesses and maintains their books and record in the local currency, Malaysian Ringgit (“MYR” or “RM”), as its functional currency. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive gain or loss within the consolidated statements of changes in stockholders’ deficiency. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2023	June 30, 2022
Period-end MYR: US$1 exchange rate	4.67	4.41

	For the years ended June 30,
	2023	2022
Period-average MYR: US$1 exchange rate	4.49	4.23

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from agent subscription and sales of health care product on its ZCITY platform as well as sublicensing revenue and sales of food and beverage products. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2023 and 2022, the Company recorded $214, and $227 of allowance for doubtful account, respectively.

For the years ended June 30, 2023 and 2022, the Company record $601 and $0 additional allowance doubtful account against accounts receivable, respectively.

For the years ended June 30, 2023 and 2022, the Company recovered doubtful account from accounts receivable amounted to $0 and $24,953, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the years ended June 30, 2023 and 2022, $0 and $8,805 write-down for inventories were recorded, respectively.

Other receivables and other current assets

Other receivables and other current assets primarily include prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. I Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of June 30, 2023 and 2022, no allowance for doubtful account was recorded.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2023 and 2022, no allowance for the doubtful accounts was recorded.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2023 and 2022, no impairment of long-lived assets was recognized.

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

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt.

Upon conversion, the carrying amount of the convertible note, net of the unamortized discount shall be reduced by, if any, the cash (or other assets) transferred and then shall be recognized in the capital accounts to reflect the shares issued and no gain or loss is recognized pursuant to ASC Topic 470-20-40-4.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As the Company’s warrants meet all of the criteria for equity classification, so the Company classified each warrant as its own equity.

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

Product revenue

- Performance obligations satisfied at a point in time

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $403,994 to support an average 2.1 days of sales during the year ended June 30, 2023, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

In certain instances, the Company is acting as an agent in the transaction and is engaging in drop shipping arrangements for health care, food, and beverage products, where the products were shipped directly from the vendors to the customers. In these drop shipping transactions, the Company was not primarily responsible for fulfilling the promise to deliver the products to the customers, and as a result, did not exercise control over the goods or assume any inventory risks. Therefore, the Company determined that revenue from sales of products under the drop shipping arrangements were recognized on a net basis.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. For the years ended June 30, 2023 and 2022, approximately $1.8 million and $2.8 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

The two primary estimates utilized to record the contract liabilities for reward points earned by members are the estimated retail price per point and estimated breakage. The estimated retail price per point is based on the actual historical retail prices of product purchased or service obtained through the redemption of reward points. The Company estimate breakage of reward points based on historical redemption rates. The Company continually evaluates its methodology and assumptions based on developments in retail price per point redeemed, redemption patterns and other factors. Changes in the retail price per point and redemption rates have the effect of either increasing or decreasing the contract liabilities through current period revenue by an amount estimated to represent the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Agent subscription revenue

- Performance obligations satisfied at a point in time

In order to attract more merchants to join the Company’s online marketplace and in ZCITY, the Company provides a right to the agent, an individual or a merchant, to join the Zagent program and assist the Company to develop more merchants to join its merchant network. The agent subscription revenue primarily consists of fees charged to the agents in exchange for the right by introducing merchants to join the Company’s merchant network and to earn a future fixed percentage of commission fee upon completion of each sales transaction. As the agent subscription fee is non-refundable, agent subscription revenue is recognized in the consolidated statements of operations at the time when an agent completed the Zagent program training and the remittance of payment of the subscription fee.

Member subscription revenue

- Performance obligations satisfied over time

In order to attract more customer to engage with the Company’s online marketplace and in ZCITY, the Company provides membership subscription to the customers to join the Zmember program, a membership program that provides member with benefits which included exclusive saving, bonus, and referral rewards. Member subscription revenue primarily consists of fees charge to customers who sign up for Zmember. As the Company provides customers with 6 months member subscription service in general, member subscription revenue is recognized in the consolidated statement of operation over the time across the subscription period.

Sublicense revenue

- Performance obligations satisfied over time

The Company, through its wholly-owned subsidiaries, Morgan and AY Food, generates revenue by sublicensing the right to use the Licensor’s Trademark to its customers. Since the sublicense fee is charged to customers on a monthly basis throughout the contractual period, the Company recognizes sublicense revenue in the consolidated statements of operations over the duration of the contract. Furthermore, the Company establishes itself as the principal in these arrangements, as it possesses the latitude to establish pricing and assumes the inventory risk associated with fulfilling the minimum payment obligations to the Trademark’s licensor regardless of the number of sublicensees engaged by the Company during the license period.

Disaggregated information of revenues by products/services are as follows:

	For the years ended June 30,
	2023	2022
Gift card or “E-voucher” revenue (1)	$68,050,624	$78,739,939
Health care products, computer products, and food and beverage products revenue (1)	324,209	49,524
Loyalty program revenue (1)	524,854	620,293
Transaction revenue (1)	75,274	53,667
Agent subscription revenue (1)	-	15
Member subscription revenue (2)	383,538	211,441
Sub license revenue (2)	49,820	-
Total revenues	$69,408,319	$79,674,879

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cost of revenue

Cost of revenue sold mainly consists of the purchases of the gift card or “E-voucher” pin code, and health care products which is directly attributable to the sales of product on the Company’s online marketplace platform. In addition, cost of revenue sold also consists of purchase of food and beverage products for resales and license payment to Trademark’s licensor for sublicense revenue.

Advertising costs

Advertising costs amounted to $3,494,347 and $4,224,710 for the years ended June 30, 2023 and 2022, respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $549,065 and $266,716 for the years ended June 30, 2023 and 2022, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $208,190 and $139,593 for the years ended June 30, 2023 and 2022, respectively.

The related contribution plans include:

●	Social Security Organization (“SOSCO”) – 1.75% based on employee’s monthly salary capped of RM 4,000;

●	Employees Provident Fund (“EPF”) – 12% based on employee’s monthly salary;

●	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 4,000;

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the years ended June 30, 2023 and 2022.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to third party consultant and former director as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants granted are estimated as of the grant date using the Black-Scholes-Merton option-pricing model while the fair value of each common stock granted are estimated using the Company’s closing stock price on the grant date. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Net loss refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity (deficiency) Other comprehensive loss but are excluded from net loss. Other comprehensive loss consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS for the years ended June 30, 2023 and 2022, a total of 1,383,356 and 3,282,887 contingent shares to be issued to the underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value for certain assets and liabilities such as cash and cash equivalents, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, contract liabilities, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its related party loan, insurance loan, senior note, and convertible notes approximates fair value based on current yields for debt instruments with similar terms.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the years ended June 30, 2023 and 2022, the Company did not recognize impairment loss on its operating lease ROU asset.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2023 as the Company is qualified as an emerging growth company. The Company has adopted of this standard on July 1, 2023, the adoption did not have a material impact on its consolidated financial statements.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company has adopted of this standard on July 1, 2022, the adoption did not have a material impact on its consolidated financial statements.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Accounts receivable, net

	As of June 30, 2023	As of June 30, 2022
Accounts receivable	$163,383	$227
Allowance for doubtful accounts	(214)	(227)
Total accounts receivable, net	$163,169	$-

Movements of allowance for doubtful accounts are as follows:

	As of June 30, 2023	As of June 30, 2022
Beginning balance	$227	$25,690
Addition (recovery)	601	(24,953)
Write-off	(601)	-
Exchange rate effect	(13)	(510)
Ending balance	$214	$227

Note 4 – Inventories

Inventories consist of the following:

	As of June 30, 2023	As of June 30, 2022
Gift card (or E-voucher)	$378,710	$187,271
Nutrition products	8,383	28,798
Food and beverage products	13,450	-
Total	$400,543	$216,069

Note 5 – Other receivables and other current assets

	As of June 30, 2023	As of June 30, 2022
Deposits (1)	$59,486	$6,020
Prepaid tax	1,595	2,760
Prepaid expense (2)	552,044	-
Total other receivables and other current assets	$613,125	$8,780

(1)	The balance of deposits mainly represented deposit made by the Company to a third party service provider to secure the service, security deposit consists of rent and utilities, and others. As of June 30, 2023 and 2022, no allowance was recorded against doubtful receivables.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

In July 2022, the Company entered into an IT service agreement (“Service Agreement”) with a third party. Pursuant to the Service Agreement, the third party will provide IT and advisory service to the Company to enhance its cyber security for a two-year period with a consideration of $477,251. The Company expenses the prepaid expense related to Service Agreement based on the service performed and completed during each period. As of June 30, 2023, the balance of prepaid expense pertained to the Service Agreement amounted to $181,237.

In March 2023, the Company has purchased a D&O Insurance premium amounted to $311,250 which cover a period of twelve months, to be expired on February 24, 2024. As of June 30, 2023, the balance of prepaid expense pertained to the D&O Insurance amounted to $207,500.

Note 6 – Prepayments

	As of June 30, 2023	As of June 30, 2022

Deposits to suppliers	$248,551	$203,020

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of June 30, 2023	As of June 30, 2022

Computer and office equipment	$142,520	$151,205
Furniture and fixtures	73,355	76,148
Motor vehicle	83,185	88,045
Leasehold improvement	132,797	89,425
Subtotal	431,857	404,823
Less: accumulated depreciation	(152,257)	(67,178)
Total	$279,600	$337,645

Depreciation expense for years ended June 30, 2023 and 2022 were amounted to $108,483 and $60,605, respectively.

Note 8 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. Meanwhile, the loan is strictly used to pay for the D&O Insurance as indicated on Note 5.  For the years ended June 30, 2023 and 2022, interest expenses pertained to the insurance loan amounted to $4,437 and $0, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loans from third parties

The Company entered into a loan agreement with Agtiq Solutions Sdn Bhd, a third party (the “Agtiq Loan Agreement”) dated June 27, 2022, pursuant to which Agtiq Solutions Sdn Bhd provided the Company with a revolving loan facility to borrow up to RM 3,000,000 (approximately $0.7 million) bearing interest at 3.5% per annum, which is payable on demand. As of June 30, 2022, the Company had balance outstanding from this facility amounted to $668,923. On July 12, 2022, the Company repaid the remaining balance in full.

The Company entered into a loan agreement with Technovative Hub Sdn Bhd, a third party (the “Technovative Loan Agreement”) date June 27, 2022, pursuant to which Technovative Hub Sdn Bhd provided the Company with a revolving loan facility to borrow up to RM 4,000,000 (approximately $1.0 million) bearing interest at 3.5% per annum, which is payable on demand. As of June 30, 2022, the Company had balance outstanding form this facility amounted to $748,724. In July 2022, the Company had withdrew additional $567,215 from this facility under the Technovative Loan Agreement and repaid the remaining balance in full on July 18, 2022.

For the years ended June 30, 2023 and 2022, interest expenses related to the aforementioned loans from third parties amounted to $2,515 and $0, respectively.

Senior note

On June 30, 2021, the Company issued a 12% Redeemable Senior Note in the principal amount of $65,000 to Yong Kim Fong, a Malaysian citizen (the “Fong Note”). The Fong Note bears interest at 12.0% per annum and is due on the earlier of (x) the date on which our common stock is listed on Nasdaq and (y) July 1, 2024. The Fong Note is pre-payable in full, but not in part. As of June 30, 2022, the balance of the Fong Note amounted to $65,000. On September 1, 2022, the Company fully repaid the balance.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, notes issuance costs in connection with this note amounted $212,360 and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible notes from date of issuance to date of maturity using effective interest rate method. For the years ended June 30, 2023 and 2022, amortization of debt discount amounted to $46,296 and 466,232, respectively.

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

On January 3, 2022, the Company had entered into a loan agreement (the “Tophill Loan Agreement 1”) with a third party to borrow up to approximately $4.8 million with up to 3.5% per annum interest rate. The loan is due on demand together with interest accrued thereon. On March 14, 2022, the Company and above mentioned third party had made amendment to the Tophill Loan Agreement 1. Pursuant to the amendment, the aggregate outstanding principal amount of all Loans plus any accrued and unpaid interest (“Loan balance”) thereon as of the closing date of the IPO shall automatically converted into a number of shares of the Company’s common stock equal to the Loan balance divided by 80% of the public offering price of the Company’s common stock in the IPO; and the loan agreement shall terminate and no additional amounts under the loan agreement will be available to the Company and after taking into consideration the conversion of the Loan balance, no amount under any loan shall be outstanding. In addition, the Company entered into another Loan Agreement (the “Tophill Loan Agreement 2”) dated May 13, 2022 with Tophill, pursuant to which Tophill provided the company with a revolving loan facility to borrow up to RM 50,000,000 (approximately $11.9 million) bearing interest at 3.5% per annum, which is payable on demand. Meanwhile, the agreement provides that (i) all principal and accrued and unpaid interest outstanding under the Tophill Loan Agreement 2 on the closing of the Company’s initial public offering will automatically be converted into shares of the Company’s common stock at a conversion price that is equal to 80% of the initial public offering price and (ii) the Tophill Loan Agreement 2 terminates on the closing date of the Company’s initial public offering. The Company evaluated the loan agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the loan required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the loan for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price ($4.38) was below the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the loan contained a beneficial conversion feature. The Company recognized the intrinsic value of embedded conversion feature of $537,383 and $1,231,610 in the additional paid-in capital and reduced the carrying value of the loan as a debt discount for years ended June 30, 2023 and 2022, respectively. The carrying value, net of debt discount, will be accreted over the term of the loan from date of issuance to the date of maturity using effective interest rate method, recorded as current liabilities. As of June 30, 2022, the convertible note balance from Tophill Loan Agreement 1 and Agreement 2, net of unamortized discounts of $424,984, was amounted to $5,542,231 while for the year ended June 30, 2022, amortization of debt discount for the loan amounted to $800,629. For the year June 30, 2023, the Company has issued additional convertible note amounted to $2,672,092 pertained to Tophill Loan Agreement 2 while amortization of debt discount amounted to $950,360 pertained to aforementioned convertible notes. Upon completion of the Company’s Offering on August 15, 2022, the remaining principal and accrued interest balance related to Tophill Loan Agreement 1 and Agreement 2 amounted to $8,639,307 was converted into 2,756,879 shares of the Company’s common stock.

In May, June, July, September, October, and December 2021, the Company issued various batches of convertible notes to 10 accredited investors which included 5 third parties in the aggregate principal amount of $3,580,488 and 5 related parties in the aggregate principal amount of $2,437,574 (see Note 10). Pursuant to the agreement, the maturity date is 36 months after the issuance, provided that if an IPO listing is not successful, the accredited investors should be entitled to require the Company to redeem the convertible notes at the subscription/conversion of $6.90 per share along with interest payable at the rate of 12.0% per annum. The Company also evaluated the convertible notes agreement under ASC 815 and determined none of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a BCF and determined that the conversion price ($6.90) was above the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the convertible notes do not contain a beneficial conversion feature. As a result, the Company record the proceeds received from these convertible notes as a liability in its entirely. As of June 30, 2022, the convertible note balance from these 10 accredited investors amounted to $6,018,062. Upon completion of the Company’s Offering on August 15, 2022, the balance of these convertible notes amounted to $6,018,062 was converted into 872,183 shares of common stock, among which, $2,437,574 was converted into 353,272 shares of common stock are belonged to the related parties.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2023, The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd., (” YA II PN”), a third party.   Pursuant to the Securities Purchase agreement, YA II PN agreed to purchase two unsecured convertible notes, in the aggregate principal amount of up to $5,500,000.00 in a private placement (the “Private Placement”) for a purchase price with respect to each convertible note of 92% of the initial principal amount of such convertible notes. The convertible notes   accrue or will accrue interest at 4.0% per annum and has a 12-month term after disbursement. The conversion price, as of any conversion date or other date of determination, is the lower of (i) $1.6204 per share of Common Stock (the “Fixed Conversion Price”) or (ii) 93% of the lowest volume-weighted average price (“VWAP”) of the common shares on the primary market during the 10 consecutive trading days immediately preceding the date on which YA II PN exercises its conversion right in accordance with the requirements of the applicable convertible debenture or other date of determination, but not lower than $0.25 per share (the “Floor Price”). The conversion price will be subject to adjustment to give effect to any stock dividend, stock split or recapitalization.

YA II PN may not during any calendar month convert more than an aggregate of the greater of (a) 25% of the aggregate dollar value traded on the Primary Market during such calendar month or (b) $1,100,000 of principal amount of the Convertible Debentures (plus accrued and unpaid Interest) utilizing the variable conversion price. This limitation shall not apply (i) at any time upon the occurrence and during the continuance of an Event of Default, and (ii) with respect to any conversions utilizing the Fixed Conversion Price. This limitation may be waived with the consent of the Company. Notwithstanding anything to the contrary contained above, the Company shall not issue more than 3,455,894 shares of Common Stock (the “Exchange Cap”) pursuant to the terms of the Convertible, except that such limitation shall not apply in the event that the Company (A) obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of shares of Common Stock in excess of such amount or (B) obtains a written opinion from outside counsel to the Company that such approval is not required, which opinion shall be reasonably satisfactory to the holder of the Convertible Debentures. It is a closing condition to the purchase by the Buyer of the $3,500,000 Convertible Debenture that such shareholder approval be obtained.

As of June 30, 2023, YA II PN purchased two unsecured convertible notes consist of $2,000,000 (“Tranche 1”) and $3,500,000 (“Tranche 2”) in principal amount. The Company evaluated the Securities Purchase Agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price of Tranche 1 ($1.55) and Tranche 2 ($1.30),   was below the market price of Tranche 1 ($1.56) and Tranche 2 ($1.38) as per stock price listed in the stock market on February 28, 2023, and June 14, 2023, respectively, therefore, the convertible notes contained a beneficial conversion feature. In June 2023, $350,000 of these convertible notes along with $28,953 accrued interest was converted into 327,523 shares of common stock.

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the years ended June 30, 2023 and 2022, amortization of debt discount were amounted to $293,395 and $0, respectively pertained to convertible notes from YA II PN.

The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2021 balance	$5,733,961	$(758,508)	$4,975,453	$3,575,453	$1,400,000
Issuance of convertible notes	8,374,915	(1,231,610)	7,143,305	6,105,731	1,037,574
Amortization of debt discounts	-	1,266,861	1,266,861	1,266,861	-
Exchange rate effect	-	5,997	5,997	5,997	-
June 30, 2022 balance	14,108,876	(717,260)	13,391,616	10,954,042	2,437,574
Issuance of convertible notes	8,172,093	(1,189,074)	6,983,019	6,983,019	-
Amortization of debt discounts	-	1,290,050	1,290,050	1,290,050	-
Conversion	(17,130,969)	245,980	(16,884,989)	(14,447,415)	(2,437,574)
Exchange rate effect	-	12,020	12,020	12,020	-
June 30, 2023 balance	$5,150,000	$(358,284)	$4,791,716	$4,791,716	$-

For years ended June 30, 2023 and 2022, interest expenses related to the aforementioned convertible notes amounted to $85,184 and $340,277.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Other payables and accrued liabilities

	As of June 30, 2023	As of June 30, 2022

Accrued professional fees (i)	$233,600	$910,186
Accrued promotion expenses (ii)	39,538	41,476
Accrued payroll	157,542	112,069
Accrued interest (iii)	79,936	92,686
Payables to merchant from ZCITY platform (iv)	174,056	-
Others	38,724	5,443
Total other payables and accrued liabilities	$723,396	$1,161,860

(i)	Accrued professional fees

The balance of accrued professional fees represented amount due to third parties service providers which include marketing consulting service, IT related professional service, audit fee, and consulting fee related to capital raising. In addition, the balance of accrued professional fees also consist of consulting fee which the Company agree to compensate the consultant by issuing 300,000 warrants exercisable for a period of 5 years at $4.00 per share. On August 15, 2022, the Company had issued the warrants to the consultant upon completion of its Offering. The value of the consulting fee was estimated by the fair value of the warrants which was determined by using the Black Scholes model (Note 11). The consulting fee was estimated to be $856,170 and record as accrued professional fee as of June 30, 2022. Upon issuance of the warrants, the above-mentioned balance of the accrued professional fee was reduced by increasing the same amount in additional paid in capital.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related Party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of June 30, 2023	As of June 30, 2022
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Equipment rental deposit	$12,379	$-

Convertible notes payable, related parties

Name of related party	Relationship	Nature	As of June 30, 2023	As of June 30, 2022
Chuah Su Mei	Spouse of Kok Pin “Darren” Tan, shareholder of TGL	CLN	$-	$240,444
Click Development Berhad	Shareholder of TGL	CLN	-	120,235
Cloudmaxx Sdn Bhd	Jau Long “Jerry” Ooi and Kok Pin “Darren” Tan are common shareholder	CLN	-	568,305
V Capital Kronos Berhad	Shareholder of TGL, and Voon Him “Victor” Hoo is the common shareholder	CLN	-	1,400,000
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	CLN	-	108,590
Total			$-	$2,437,574

Pursuant to the convertible note agreement related to above convertible notes payable, related parties, the convertible note shall not be interest bearing if the Company completes its Offering within the 36 months from the date of issuance of the convertible note, unless it has not been converted by the third anniversary of its issuance date, in which case it shall bear interest from the time of issuance at 12% per annum. As the Company completed its Offering on August 15, 2022, no interest expenses pertained to above convertible notes payable, related parties were accrued for years ended June 30, 2023 and 2022.

Accounts payable, related parties

Name of Related Party	Relationship	Nature	As of June 30, 2023	As of June 30, 2022
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Purchase of inventories	$-	$4,229
The Evolutionary Zeal Sdn Bhd	Shareholder of TGL	Purchase of inventories	-	9,034
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of inventories	-	1,063
Total			$-	$14,326

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other payables, related parties

Name of Related Party	Relationship	Nature	As of June 30 2023	As of June 30, 2022
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is the shareholder of this entity	Consulting fee	$345	$-
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	1,315	-
Total			$1,660	$-

Amount due to related parties

Name of Related Party	Relationship	Nature	As of June 30, 2023	As of June 30, 2022
Chong Chan “Sam” Teo	Directors, Chief Executive Officer, and Shareholder of TGL	Interest-free loan, due on demand	$186,579	$197,480
Kok Pin “Darren” Tan	Shareholder of TGL	Interest-free loan, due on demand	134,381	1,862,608
Total			$320,960	$2,060,088

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of June 30, 2023, such loan has an outstanding balance of $13,422, of which $8,099 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $1,779 and $1,333 during the years ended June 30, 2023 and 2022, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Related party transaction

Revenue from related parties

Name of Related Party	Relationship	Nature	For the year ended June 30, 2023	For the year ended June 30, 2022
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Sales of products	$-	$166,139
Matrix Ideal Sdn Bhd	Yu Weng Lok is a common shareholder	Sales of products	126	2,837
Total			$126	$168,976

Purchase from related parties

Name of Related Party	Relationship	Nature	For the year ended June 30, 2023	For the year ended June 30, 2022
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$22,036	$54,328
World Cloud Ventures Sdn Bhd	Shareholder of TGL	Purchase of Services	55,484	48,259
The Evolutionary Zeal Sdn Bhd	Jay Long “Jerry” Ooi is a common shareholder	Purchase of products	-	18,824
Total			$77,520	$121,411

Equipment purchased from a related party

Name of Related Party	Relationship	Nature	For the year ended June 30, 2023	For the year ended June 30, 2022
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$52,328	$-

Consulting fees from related parties

Name of Related Party	Relationship	Nature	For the Year Ended June 30, 2023	For the Year Ended June 30, 2022
V Capital Investment Limited	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity beginning on June 1, 2021.	Consulting fees	$-	$75,000
Imej Jiwa Communications Sdn Bhd	Voon Him “Victor” Hoo, the Company’s former Chairman and Managing Director is the director of this entity	Consulting fess	2,744	-
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	290,476	615,367
Total			$293,220	$690,367

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Stockholders’ Equity (Deficiency)

Common stock

Prior to October 2021, TGL is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGL increased its authorized shares to 170,000,000 shares as part of the Reorganization with GEM, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value as of June 30, 2023 and 2022. The share capital increased of TGL presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of GEM.

Beneficial conversion feature from issuance of convertible note

On January 3, 2022 and May 13, 2022, the Company entered into 2 loan agreements which allow the third party to convert the loan balance along with interest balance incurred into a number of shares of the Company’s common stock as of the closing date of the IPO. For the year ended June 30, 2023, the Company has withdrew additional $2,686,914 from these loan agreements. As the Company determined that loan contained a beneficial conversion feature, the Company recognized the fair value of embedded conversion feature of $537,383 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the year ended June 30, 2023.

From February to June, 2023, the Company issued two convertible notes, to a third party, in an aggregate principal amount of $5,500,000. As the Company determined these convertible notes contained a beneficial conversion feature, therefore, the Company recognized the fair value of embedded conversion feature of $211,679 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the year ended June 30, 2023.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2023, the Company issued 327,523 shares of common stock upon conversion of $378,953 of convertible note payable, net of unamortized discounts and accrued interest. (Note 8).

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

Common stock issued for consulting service

In July 2021 the Company signed a capital market advisory agreement (“Agreement”) with Exchange Listing, LLC (“Consultant”), to engage in advisory service in capital market advisory, corporate governance, and organizational meeting. The term of this Agreement shall commence on the execution date and shall continue until the later of nine months or until the Company is trading on a senior exchange or otherwise extended by both parties. The Company extended the contract term until the Company is trading on a senior exchange. Upon execution of this agreement, the Company agrees to sell to the Consultant, or its designees shares of the Company’s common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding, at $0.001 per share. The Company estimated the fair value of the common stock issued to the Consultant for the year ended June 30, 2022 by using the market price $5.48 per share as per an enterprise per share value appraised from an independent third party. For the year ended June 30, 2022, the Company has issued 232,666 shares of common stock to the Consultant and the stock-based compensation in connection with the service period of these shares amounted to $1,283,994. After completion of the Company’s Offering on August 15, 2022, the Company had issued additional 109,833 shares of common stock to ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding using the fair value of $4.00 per share with the fair value of $439,332. Stock-based compensation expense amounted $439,332 and $1,283,994 for the years ended June 30, 2023 and 2022, respectively.

Common stock issued to former director

On March 20, 2023, Voon Him “Victor” Hoo has resigned as managing director and chairman of the Company. To compensate Victor for his service, the Board approved to issue 285,714 shares of common stock which is equivalent to $380,000 based on the closing price of the Company’s closing stock on March 21, 2023 to Victor.

Warrants

- Issuance of warrants - non- employee stock compensation

Pertain to above mentioned Agreement with the Consultant, on August 15, 2022, the Company also issued 300,000 warrants to the Consultant or its designees exercisable for a period of five years at $4.00 per share upon completion of the Company’s Offering. Meanwhile, on the same date, the Consultant had exercised all of its warrants on cashless basis and received 157,143 shares of the Company’s common stock.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

 - Issuance of the underwriters warrants

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters (the “Representative”), relating to the Offering of 2,300,000 shares of the Company’s common stock, par value $0.00001 per share, at an Offering price of $4.00 per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The Representative’s Warrant may be exercised beginning on February 10, 2023, until August 10, 2027. For the year ended June 30, 2023, there are no warrants were exercised by the Representative.

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

Warrants outstanding as of June 30, 2023 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2022	-	$-	-
Granted	400,000	4.25	5.0
Exercised	(300,000)	4.00
Outstanding at June 30, 2023	100,000	$5.00	4.1

Note 12 – Income taxes

The United States and foreign components of loss before income taxes were comprised of the following:

	For the years ended
	June 30,
	2023	2022
Tax jurisdictions from:
- Local – United States	$(3,728,225)	$(3,541,832)
- Foreign – Malaysia	(7,901,870)	(8,188,582)
Loss before income tax	$(11,630,095)	$(11,730,414)

The provision for income taxes consisted of the following:

	For the years ended
	June 30,
	2023	2022
Tax jurisdictions from:
- Local – United States	$97,616	$15,600
- Foreign – Malaysia	-	-
Provision for income taxes	$97,616	$15,600

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of June 30, 2023, the operations in the United States of America incurred $5,607,076 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The deferred tax valuation allowance as of June 30, 2023 and 2022 were $1,177,486 and $324,144, respectively.

TGL also subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied.

For the years ended June 30, 2023 and 2022, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

GEM, Foodlink, Morgan, and AY Food are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of June 30, 2023, the operations in the Malaysia incurred $12,344,728 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of June 30, 2023 and 2022 were $4,927,995 and $3,031,546, respectively.

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended
	June 30,
	2023	2022
U.S. statutory rate	21.0%	21.0%
Differential of Malaysia statutory tax rate	2.0%	2.1%
Change in valuation allowance	(23.8)%	(15.9)%
Permanent difference (1)	-%	(7.3)%
Effective tax rate	(0.8)%	(0.1)%

(1)	Permanent difference consists of legal and professional fee net with the IPO proceeds, which is non-deductible in the Company’s tax return.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of June 30, 2023	As of June 30, 2022
Deferred tax assets:
Net operating loss carry forwards in U.S.	$1,177,486	$324,144
Net operating loss carry forwards in Malaysia	4,927,995	3,031,546
Stock based compensation	-	179,796
Amortization of debt discount	70,415	148,081
Less: valuation allowance*	(6,175,896)	(3,683,567)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $2,492,329 and $1,870,243 for the years ended June 30, 2023 and 2022, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2023 and 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended June 30, 2023 and 2022.

Note 13 – Concentrations of risks

(a) Major customers

For the years ended June 30, 2023 and 2022, no customer accounted for 10.0% or more of the Company’s total revenues.

As of June 30, 2023, two customers account for approximately 24.6% and 24.6% of the total balance of accounts receivable, respectively. As of June 30, 2022, no customer account for 10.0% or more of the total balance of accounts receivable.

(b) Major vendors

For the years ended June 30, 2023, two vendors accounted for approximately 62.5% and 32.7% of the Company’s total purchases. For the year ended June 30, 2022 one vendor accounted for approximately 95.0% of the Company’s total purchases.

As of June 30, 2023, one vendor accounted for 91.0% of the total balance of accounts payable. As of June 30, 2022, three vendors accounted for approximately 45.0%, 22.9%, and 10.9% of the total balance of accounts payable, respectively.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2023 and 2022, $4,593,634 and $1,845,232 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $2,458,638 and $1,759,715 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had an existing operating lease for office as of July 1, 2022. Upon adoption of FASB ASU 2016-02 on July 1, 2022, the Company recognized $84,829 ROU asset and same amount of operating lease liability based on the present value of the future minimum rental payments of leases, using a discount rate of 3.5% based on duration of lease terms. As of June 30, 2023, the weighted-average lease term is 1.6 years for the remaining leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of June 30, 2023 for the next five years is as follows:

June 30,
2024	$40,838
2025	23,217
Total undiscounted lease payments	64,055
Less imputed interest	(1,745)
Total lease liabilities	$62,310

Lease expense for the years ended June 30, 2023 and 2022 were $168,752, and $35,032, respectively.

Note 15 – Commitments and contingencies

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

Commitment

On May 1, 2023, the Company through its 100% own subsidiary Morgan enter into a worldwide master license agreement (“License Agreement”) with Morganfield’s Holdings Sdn Bhd (“Licensor”), an unrelated third party. Pursuant to the License agreement, the Licensor agreed to grant the Morgan with the exclusive worldwide license for right of use in Licensor’s Trademark (“Trademark”) for a period of five years. During the five years license period, the Company agree to pay the licensor for monthly license fee in an aggregate total of minimum payment of approximately $1.5 million or 40% of the total monthly collection from the Company’s sub-licensees, whichever is higher.

On June 6, 2023, the Company through its 100% own subsidiary AY Food Ventures Sdn Bhd enter into a worldwide master license agreement (“License Agreement”) with Sigma Muhibah Sdn Bhd (“Licensor”), an unrelated third party. Pursuant to the License agreement, the Licensor agreed to grant the AY Food Ventures Sdn Bhd with the exclusive worldwide license for right of use in Abe Yus’s Trademark (“Trademark”) for a period of five years. During the five years license period, the Company agree to pay the licensor for monthly license fee in an aggregate total of minimum payment of approximately $1.2 million or 40% of the total monthly collection from the Company’s sub-licensees, whichever is higher.

16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2023 up through September 28, 2023, the date the Company issued these consolidated financial statements.

From July to September 2023, the Company issued 2,416,226 shares of common stock upon conversion of $1,224,077 of convertible note payable and accrued interest from YA II PN3.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to the following material weaknesses:

●	Inadequate U.S. GAAP expertise. The current accounting staff is inexperienced in applying U.S. GAAP standard as they are primarily engaged in ensuring compliance with International Financial Reporting Standards (“IFRS”) accounting and reporting requirement for our consolidated operating entities, and thus require substantial training. The current staff’s accounting skills and understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including subsidiary financial statements consolidation, are inadequate;

●	Inadequate internal audit function. We lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;

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

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts implemented during the quarter ended June 30, 2023 as described below, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

●	We developed and implemented comprehensive policies and procedures for IT risk assessment, vulnerability management, user account management, and password management. These policies have improved the security and integrity of our IT systems and data, ensuring that access is appropriately managed and monitored. These policies also mitigated the risk of unauthorized access and data breaches;

●	We implemented policies and procedures designed to enhance our control framework on segregation of duties and related monitoring. This has mitigated the risk of unauthorized access and data breaches;

●	We implemented procedures to identify related party transactions and to provide proper disclosure on our consolidated financial statement; and

●	We developed and implemented robust procedures by recognizing the importance of third-party IT service vendor risk assessment and management. These procedures allow us to assess and manage risks associated with third-party IT service vendors effectively, minimizing potential vulnerabilities.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of June 30, 2023.

Name	Age	Position
Chong Chan “Sam” Teo	40	Chief Executive Officer, Director
Su Chen “Chanell” Chuah	44	Chief Operating Officer
Meng Chun “Michael” Chan	51	Chief Financial Officer
Su Huay “Sue” Chuah	41	Chief Marketing Officer
Chen Hoe “Samuel” Sam	42	Chief Technology Officer
Jau Long “Jerry” Ooi	41	Vice President
Ho Yi Hui	45	Executive Director
Joseph R. “Bobby” Banks	61	Director
Marco Baccanello	61	Director
Jeremy Roberts	50	Director

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

Meng Chun ‘Michael’ Chan is our Chief Financial Officer, appointed as of July 31, 2023. Prior to his appointment as Chief Financial Officer, Mr. Chan was the Company’s Financial Controller from January 3, 2023, where he handled finance, and accounts matters as well as assisting with M&A and fund raising. From May 2022 to September 2022, he was the Chief Financial Officer for Ikhasas Group of companies handling overall corporate finance including potential IPO, fund raising, banking, tax and accounts and investment. From January 2022 to May 2022, he was the Head of Group Treasury for Sime Darby Plantation Bhd (“Sime Darby”), a public listed company in Malaysia. At Sime Darby, Mr. Chan managed group cashflow, including banking facilities, worked on group inter-company reconciliations, financial reports and budget and cashflow plans. From July 2020 to February 2021, Mr. Chan, served as Group Deputy CEO/Group Chief Financial Officer for Smart Glove Holding Sdn Bhd, a Malaysian private company where he helped reorganize and prepare business for a potential initial public offering. From November 2015 to June 2020, Mr. Chan served as Chief Financial Officer for TS Global Network Sdn Bhd, a member company of PT Telkom Indonesia, where he completed the restructuring and turnaround as well as leading the successful adoption of MFRS standards. Prior to this, from April 2013 to November 2015, he was a Chief Financial Officer for Pasukhas Group Bhd. He was with Carimin Group of Companies from May 2000 to Aug 2012 before leaving as Group Financial Controller.

Mr. Chan Meng Chun received his Advance Diploma in Accounting from Institute of Financial Accountants (United Kingdom) in 2007 and a Master’s Degree in Finance and Accounting from University of Wales in 2014. Mr Chan Meng Chun is a fellow member of the Institute of Public Accountants (Australia) and fellow member of the Institute of Financial Accountants (United Kingdom).

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

Ho Yi Hui

is an Executive Director. From 2019 to present Ms. Ho has been an Executive Director at Hanz Consulting Group Sdn. Bhd. where she provides professional and business consultation services, in terms of compliance and advisory for audit, tax and company secretarial related matters and professional training and coaching, Fron March 2018 to October 2019 she worked for RSM Tax Consultants (Malaysia) Sdn Bhd. as a Tax Executive Director where she led a team of 30 tax associates, seniors, managers and directors. Ms. Ho obtained an Advanced Diploma in Commerce Business Studies (Financial Accounting) and a Diploma in Business Studies (Accounting) from Tunku Abdul Rahman College in 2001.

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

Jeremy Roberts

is a Director. Mr. Jeremy is an experienced Corporate Financier with track-record of sourcing, structuring and negotiating and completing complex M&A deals and financings across a broad range of sectors and geographies. From 2013 to present Mr. Jeremy has been the founder and Director of J and L Roberts Advisors in London, UK., a corporate consultancy firm. At J and L, Mr. Roberts has, among other things, advised family owners, High Net Worth Individuals, corporate and private equity groups on growth strategies and expansion; structuring and raising capital for various business ventures; as well as M&A assignments.  From 2013 to 2014 he was the Managing Director and consultant for i76 Sp Zoo in Warsaw, Poland.  At i76, he completed Ipopema 76’s first acquisition: Impress Group from Constantia Industries and worked on post-acquisition and separation matters to post-acquisition optimize internal group structure.  From 2011 to 2013 Mr. Jeremy was a Principal at Corven Corporate Finance in London, UK. From 2002 to 2011, Mr. Jeremy was a Director of Lansdowne Capital, an investment banking boutique, where he originated and executed transactions within the broader industrials sector.  Between 2000 and 2002, Mr. Roberts was a Vice President in the investment banking division of Credit Suisse in London. Mr. Jeremy earned a BSc in Economics and Politics from University of Bath in 1994.

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

Director Independence

Our board of directors are composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the Remuneration Committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Audit Committee

We have established an audit committee consisting of Marco Baccanello, Joseph “Bobby” Banks and Jeremy Roberts. Marco Baccanello is the Chairman of the audit committee. In addition, our Board has determined that Marco Baccanello is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Compensation Committee

We have established a compensation committee of the Board to consist of Joseph “Bobby” Banks, Jeremy Roberts and Marco Baccanello, each of whom is an independent director. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Joseph “Bobby” Banks is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing, approving and determining, or recommending to our board of directors regarding, the compensation of our executive officers;

●	administering our equity compensation plans;

●	reviewing and approving, or recommending to our board of directors, regarding incentive compensation and equity compensation plans; and

●	establishing and reviewing general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of Jeremy Roberts, Joseph “Bobby” Banks and Marco Baccanello. Jeremy Roberts is the Chairman of the nominating and corporate governance committee. The nominating and corporate governance committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

●	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

●	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate;

●	evaluating nominations by stockholders of candidates for election to our board of directors; and

●	corporate governance matters.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“Ten Percent Holders”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements during the fiscal year 2023 as follows: (i) our independent director, Joseph “Bobby” Banks, has yet to file his Form 3 and is planning to file his Form 3 as soon as reasonably practicable; (ii) our executive director, Ho Yi Hui, filed his Form 3 filing late; and (iii) our recently appointed Chief Financial Officer, Meng Chun “Michael” Chan, filed his Form 3 filing late.

Item 11. Executive Compensation

Summary Compensation Table

The following table illustrates the compensation paid by the Company to its executive officers. The disclosure is provided for the fiscal years ended June 30, 2023 and 2022. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended June 30,	Salary (1) ($)	Total ($)
Chong Chan “Sam” Teo (2)	2023	$37,105	$37,105
Chief Executive Officer	2022	$26,309	$26,309
Voon Him “Victor” Hoo(3)	2023	$--	$--
Chairman and Managing Director	2022	$120,000	$120,000

(1)	Salaries were paid in Malaysian Ringgits, U.S. dollar amounts are approximate.

(2)	Mr. Teo was appointed Chief Executive Officer on June 16, 2021.

(3)	Mr. Hoo resigned as Chairman and Managing Director on March 20, 2023

None of our other executives earned compensation in excess of $100,000 in fiscal years ended June 30, 2023 or 2022 and therefore pursuant to Instruction 1 to Item 402(m)(2) of Regulation S-K, only the compensation for our Chief Executive Officer and Chief Financial Officer is provided.

Employment Agreements.

Teo Employment Agreement

Chong Chan “Sam” Teo, our Chief Executive Officer, and the Company entered into an Executive Employment Agreement dated as of July 1, 2020 (the “Teo Employment Agreement”), pursuant which Mr. Teo was appointed as our Chief Operating Officer. On June 16, 2021. Mr. Teo resigned as our Chief Operating Officer and was appointed Chief Executive Officer. Mr. Teo is still otherwise employed under the terms of the Teo Employment Agreement. The Teo Employment Agreement provides Mr. Teo with a basic salary of MYR 10,000 (approximately $2,408) per month, which was increased to MYR 10,500 (approximately $2,333) per month on August 1, 2020, then further increased to MYR 11,500 (approximately $2,555) per month on July 1, 2022, followed by an additional increase to MYR 16,000 (approximately $3,555) per month on January 1, 2023 and recently increased to MYR 18,000 (approximately $4,000) per month on June 1, 2023 and benefits that are generally given to our senior executives. The Company or Mr. Teo may terminate the Employment Agreement with one hundred twenty days’ notice effective August 1, 2023. Mr. Teo was also employed as the Chief Executive Officer of GEM since March 1, 2020 on identical terms.

Ho Employment Agreement:

Yi Hui Ho, our Executive Director, and the Company entered into an Executive Employment Agreement dated as of March 20, 2023 (the “Ho Employment Agreement”), pursuant which Ms Ho was appointed as our Executive Director. The Ho Employment Agreement is one year term and on yearly renewable term. Under the Ho Employment Agreement Ms. Ho is entitled to compensation of MYR20,000 (approximately $4,444 per quarter effective from March 20 2023. The Company or Ms Ho may terminate the Employment Agreement with 2 months’ written notice.

Outstanding Equity Awards at June 30, 2022

During the fiscal year ended June 30, 2022, we did not grant any stock options.

Director Compensation Table

The following table illustrates the compensation paid by the Company to its directors. Only the independent directors are entitled to receive board compensation. The disclosure is provided for the fiscal year ended June 30, 2023.

Name	Salary per director ($)	Total per director ($)
Joseph “Bobby” Banks	$66,000	$66,000
Marco Baccanello	$93,030	$93,030
Jeremy Roberts	$72,000	$72,000

The independent directors (Joseph “Bobby” Banks, Marco Baccanello and Jeremy Roberts) are entitled to receive $6,000 per month, commencing October 16, 2021.

As Chairman of the Audit Committee Mr. Baccanello also received $7,000 per month from July to September 2022 for this fiscal year ended June 30, 2023. The payment is for the establishment of the Audit Committee and its procedures and processes, the engagement ended in September 2022.

The independent directors are also entitled to receive $300,000 in shares of our common stock issued and to be issued in $60,000 installments on December 11, 2022, March 11, 2023, June 11, 2023, September 11, 2023, and December 11, 2023. The value of the shares will be based on the average closing price of our common stock as reported on Nasdaq for the last five (5) business days in November 2022. On December 30, 2022, the independent directors agreed to the waiver of the $300,000 equity compensation.

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of September 25, 2023 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on 20,317,579 shares of common stock outstanding on September 25, 2023.

The information contained in this table is as of September 25, 2023. At that date, 20,317,579 shares of our common stock were outstanding.

Name and Address of Beneficial Owner (1)	Title	Common Stock	Percent of Common Stock
Officers and Directors
Chong Chan “Sam” Teo	Chief Executive Officer	1,725,997	8.5%
Su Chen “Chanell” Chuah	Chief Operating Officer	476,000	2.4%
Meng Chun “Michael” Chan	Chief Financial Officer	—
Su Huay “Sue” Chuah	Chief Marketing Officer	426,000	2.2%
Chen Hoe “Samuel” Sam	Chief Technology Officer	—
Jau Long “Jerry” Ooi	Vice President	318,696	1.6%
Ho Yi Hui	Executive Director	—
Joseph R. “Bobby” Banks	Director	—
Marco Baccanello	Director	—
Jeremy Roberts	Director	—
Officers and Directors as a Group (total of 10 persons)		2,946,693

5%+ Stockholders
Chong Chan “Sam” Teo		1,725,997	8.5%
The Evolutionary Zeal Sdn Bhd (2)		1,500,000	7.4%
Tophill Holdings Sdn. Bhd.		2,756,879	13.6%

(1)	Unless otherwise indicated, the principal address of the named directors and directors and 5% stockholders of the Company is care of Treasure Global Inc., 276 5th Avenue, Suite 704 #739, New York, New York 10001.

(2)	Controlled by two individuals, Wan Zainudin bin Wan Ibrahim and Roslina binti Omar.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Other than as disclosed below, and except for the regular salary and bonus payments made to our directors and officers in the ordinary course of business as described in “Item 11. Executive Compensation,” there have been no transactions since July 1, 2022, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds USD$120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

Su Chen “Chanell” Chuah, our Chief Operating Officer and Su Huay “Sue” Chuah, our Chief Marketing Officer are sisters.

Jeremy Roberts and Marco Baccanello, both of whom are independent directors of the Company are also independent directors of VCI Global Limited, the parent of V Capital Kronos Berhad, an affiliate of the Company during the fiscal year ended June 30, 2023. V Capital Kronos Berhad is no longer an affiliate of the Company.

As of June 30, 2022, Kok Pin “Darren” Tan, the Company’s former Chief Executive Officer, has loaned the Company $1,862,606, on an interest free basis. During the fiscal year ended June 30, 2023, the Company has repaid $1,728,227 to Kok Pin “Darren” Tan. The remaining amount outstanding is payable on demand.

As of June 30, 2023 and 2022, loan balance from Chong Chan “Sam” Teo, the Company’s Chief Executive Officer, was amounted to $186,579 and $197,480, respectively, on an interest free basis.

During the fiscal year ended June 30, 2023, World Cloud Ventures Sdn. Bhd. has converted its convertible note balance amounted to $108,590 into shares of the Company’s common stock upon completion of the Company’s initial underwritten public offering. Jau Long “Jerry” Ooi, a Vice President of the Company owns 50% of the equity of World Cloud Ventures Sdn. Bhd. As of June 30, 2022, World Cloud Ventures Sdn. Bhd.

During the fiscal year ended June 30, 2023, Chuah Su Mei has converted its convertible note balance amounted to $240,444 into shares of the Company’s common stock upon completion of the Company’s initial underwritten public offering. Chauh Su Mei, who is the Spouse of Kok Pin “Darren” Tan, shareholder of the Company.

During the fiscal year ended June 30, 2023, Click Development Berhad has converted its convertible note balance amounted to $120,235 into shares of the Company’s common stock upon completion of the Company’s initial underwritten public offering. Click Development Berhad is the shareholder of the Company.

During the fiscal year ended June 30, 2023, Cloudmaxx Sdn Bhd has converted its convertible note balance amounted to $568,305 into shares of the Company’s common stock upon completion of the Company’s initial underwritten public offering. Jau Long “Jerry” Ooi, a Vice President of the Company owns 30% of the equity of Cloudmaxx Sdn. Bhd.

During the fiscal year ended June 30, 2023, V Capital Kronos Berhad has converted its convertible note balance amounted to $1,400,000 into shares of the Company’s common stock upon completion of the Company’s initial underwritten public offering. Chauh Su Mei, who is the Spouse of Kok Pin “Darren” Tan, shareholder of the Company. Voon Him “Victor” Hoo owns more than 50% of the equity of V Capital Kronos Berhad. V Capital Kronos Berhad owned 14.55% of our outstanding shares of common stock during the Company’s last fiscal year. V Capital Kronos Berhad does not currently own any of the Company’s common stock.

During the fiscal year ended June 30, 2023 and 2022, the Company paid $290,476 and $690,367, respectively, to True Sight for consulting services. Su  Huay “Sue” Chuah, our Chief Marketing Officer is a 40% shareholder of True Sight Sdn Bhd.

During the fiscal year ended June 30, 2023, Voon Him “Victor” Hoo received 285,714 shares of our common stock upon his resignation from our board of directors.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Effective July 3, 2023, WWC, P.C. (“WWC”) was appointed by the Company to serve as its new independent registered public accounting firm to audit and review the Company’s financial statements for the year ended June 30, 2023.

Effective September 1, 2022, Friedman LLP (“Friedman”) combined with Marcum LLP and continued to operate as an independent registered public accounting firm. On December 5, 2022, the Audit Committee and the Board of Directors of the Company approved the dismissal of Friedman LLP and the engagement of Marcum Asia CPAs LLP (“Marcum Asia”) to serve as the independent registered public accounting firm of the Company. The services previously provided by Friedman LLP was provided by Marcum Asia as a combined entity. Marcum Asia and Friedman LLP served as the Company’s independent registered public accounting firm during the fiscal years ended June 30, 2023 and 2022.

Audit services provided by WWC, P.C. for fiscal year ended June 30, 2023 included the examination of the consolidated financial statements of the Company. Audit services provided by Marcum Asia and Friedman for fiscal years ended June 30, 2023 and 2022 included the examination of the consolidated financial statements of the Company, and services related to periodic filings made with the SEC.

Audit Fees

WWC’s audit fee for the year ended June 30, 2023 was $180,000. Marcum Asia and Friedman’s audit fee for the years ended June 30, 2023 and 2022 was $300,000 and $270,969, respectively.

Audit-Related Fees

Marcum Asia’s audit-related fee for the year ended June 30, 2023 was $20,000.

Tax Fees

Friedman’s tax fees for the year ended June 30, 2023 was $56,505.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2023 and 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements included in this and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended June 30,
	2023	2022
Audit Fees	$480,000	$270,969
Audit-Related Fees(1)	20,000	-
Tax Fees	56,505	-
All Other Fees	-	-
Total	$556,505	$270,969

(1)	Fees incurred in conjunction with consents and service performed for various registration statements filed during the year ended June 30, 2023.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us for the 2023 fiscal year.

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

(3) The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3*	Amendment to Certificate of Incorporation of the Registrant
4.1*	Form of Underwriter Warrant
10.1*	Form of Common Stock Securities Purchase Agreement
10.2*	Form of Convertible Promissory Note issued pursuant to a Securities Purchase Agreement
10.3**	Registration Rights Agreement dated February 28, 2023
10.4*	Investment Agreement dated November 1, 2020 between the Registrant and Space Capital Berhad
10.5*	13.33% Convertible Redeemable Note issued by the Registrant on November 13, 2020 to Space Capital Behard in the principal amount of $2,123,600
10.6*	Collaboration Agreement dated March 21, 2022 between GEM Reward SDN BHD and TNG Digital SDN BHD
10.7*	Business Partner Agreement dated February 8, 2022 between Public Bank and Gem Reward Sdn Bhd
10.8*	Agreement dated August 6, 2021 between iPay88 (M) Sdn. Bhd. and Gem Reward Sdn Bhd.
10.9*	Partnership Agreement dated as of December 16, 2021 between Gem Reward Sdn Bhd and Digi Telecommunications Sdn Bhd
10.10*	Collection Services Agreement dated as of August 11, 2021 between ATX Distribution Sdn Bhd and Gem Reward Sdn Bhd
10.11*	Service Provider Agreement effective January 1, 2022 between Coup Marketing Asia Pacific Sdn. Bhd. d/b/a Pay’s Gift and Gem Reward Sdn. Bhd.
10.12*	Reseller Agreement dated April 12, 2021 between MOL Accessportal Sdn. Bhd. d/b/a Razer Gold and Gem Reward Sdn. Bhd.
10.13*	Merchant Services Agreement dated August 17, 2021 between Morganfield’s and Gem Reward Sdn. Bhd.
10.14*	Merchant Services Agreement dated August 17, 2021 between The Alley and Gem Reward Sdn. Bhd.
10.15*	Merchant Services Agreement dated August 17, 2021 between Hui Lau Shan and Gem Reward Sdn. Bhd.
10.16*	Employment Agreement dated July 1, 2020 between Chong Chan “Sam” Teo and the Registrant
10.17*	Employment Agreement dated March 1, 2021 between Su Huay “Sue” Chuah and the Registrant
10.18*	Employment Agreement dated June 16, 2021 between Su Chen “Chanell” Chuah and the Registrant
10.19***	Employment Agreement dated June 5, 2023 between Michael Chan Meng Chun and the Registrant
10.20****	Appointment Agreement dated as of September 1, 2021, by and between Bobby Banks and the Registrant
10.21****	Appointment Agreement dated as of September 1, 2021, by and between Jeremy Roberts and the Registrant
10.22****	Appointment Agreement dated as of September 1, 2021, by and between Marco Baccanello and the Registrant
10.23****	Letter Offer dated as of August 2, 2023, issued by CIMB Bank Berhad to the Registrant
21.1*	List of Subsidiaries of the Company.
31.1****	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2****	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*****	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*****	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
101.INS****
101.SCH****	XBRL Instance Document
101.CAL****	XBRL Calculation Linkbase Document
101.DEF****	XBRL Definition Linkbase Document
101.LAB****	XBRL Label Linkbase Document
101.PRE****	XBRL Presentation Linkbase Document
104****	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022.
**	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on March 1, 2023.
***	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 23, 2023.

****	Filed herewith.

*****

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

Date: September 28, 2023	TREASURE GLOBAL INC.

	By:	/s/ Chong Chan “Sam” Teo
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

Signature	Title	Date

/s/ Chong Chan “Sam” Teo	Chief Executive Officer and Director	September 28, 2023
Chong Chan “Sam” Teo	(Principal Executive Officer)

/s/ Michael Chan Meng Chun	Chief Financial Officer	September 28, 2023
Michael Chan Meng Chun	(Principal Financial And Accounting Officer)

/s/ Ho Yi Hui	Executive Director	September 28, 2023
Ho Yi Hui

/s/ Joseph R. “Bobby” Banks	Director	September 28, 2023
Joseph R. “Bobby” Banks

/s/ Marco Baccanello	Director	September 28, 2023
Marco Baccanello

/s/ Jeremy Roberts	Director	September 28, 2023
Jeremy Roberts