Form 10-Q
period 2023-09-30
TREASURE GLOBAL INC
filed 2023-11-14
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 14, 2023, the registrant had a total of 27,425,309 shares of its common stock, par value $0.00001 per share, issued and outstanding.

i

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	Our ability to effectively operate our business segments;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete, directly and indirectly, and succeed in our highly competitive industry;

●	Our ability to respond and adapt to changes in technology and customer behavior; and

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2023	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,616,384	$4,593,634
Accounts receivable, net	152,823	163,169
Inventories	382,995	400,543
Other receivables and other current assets	761,631	613,125
Other receivable, a related party	12,303	12,379
Prepayments	254,220	248,551
Total current assets	4,180,356	6,031,401

Other assets
Property and equipment, net	247,403	279,600
Operating lease right-of-use assets	51,351	61,377
Investment in marketable securities	1,060,172	-
Total other assets	1,358,926	340,977

Total assets	$5,539,282	$6,372,378

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Related party loan, current portion	$5,494	$5,323
Insurance loan	80,736	160,292
Convertible notes payable, net of unamortized discounts of $119,402 and $358,284 as of September 30, 2023 and June 30, 2023, respectively	3,730,598	4,791,716
Accounts payable	133,847	42,853
Customer deposits	152,814	161,475
Contract liability	1,209,171	157,080
Other payables and accrued liabilities	717,600	723,396
Other payables, related parties	3,948	1,660
Amount due to related parties	319,815	320,960
Operating lease liabilities	31,733	40,274
Income tax payables	62,589	67,546
Total current liabilities	6,448,344	6,472,575

Non-current liabilities
Operating lease liabilities, non-current	20,546	22,036
Related party loan, non-current portion	6,755	8,099
Total non-current liabilities	27,301	30,135
Total liabilities	6,475,645	6,502,710

Commitments and contingencies (Note 16)

STOCKHOLDERS’ DEFICIENCY
Common stock, par value $0.00001; 170,000,000 shares authorized, 20,723,825 and 17,901,353 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	208	180
Additional paid-in capital	32,811,166	31,485,556
Accumulated deficit	(33,575,163)	(31,443,451)
Accumulated other comprehensive loss	(172,574)	(172,617)
Total stockholders’ deficiency	(936,363)	(130,332)

Total liabilities and stockholders’ deficiency	$5,539,282	$6,372,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$13,463,895	$15,556,340

Cost of revenue	(13,301,261)	(15,519,247)

Gross profit	162,634	37,093

Selling	(761,703)	(1,293,030)
General and administrative	(1,237,167)	(810,746)
Research and development	(82,392)	(129,297)
Stock-based compensation	-	(439,332)
Total operating expenses	(2,081,262)	(2,672,405)

Loss from operations	(1,918,628)	(2,635,312)

Other (expense) income
Other income, net	28,400	14,325
Interest expense	(47,849)	(41,785)
Unrealized holding gain on marketable securities	60,172	-
Amortization of debt discount	(238,882)	(998,076)
Total other expense, net	(198,159)	(1,025,536)

Loss before income taxes	(2,116,787)	(3,660,848)

Provision for income taxes	(14,925)	(11,500)

Net loss	(2,131,712)	(3,672,348)

Other comprehensive income (loss)
Foreign currency translation adjustment	43	(135,276)

Comprehensive loss	$(2,131,669)	$(3,807,624)

Loss per share
Basic and diluted	$(0.11)	$(0.26)

Weighted average number of common shares outstanding
Basic and diluted	19,051,153	13,909,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS’
	Number of shares	Par value	CAPITAL	DEFICIT	LOSS	DEFICIENCY
Balance as of June 30, 2023	17,901,353	180	31,485,556	(31,443,451)	(172,617)	(130,332)
Net loss	-	-	-	(2,131,712)	-	(2,131,712)
Conversion of convertible note payable	2,822,472	28	1,325,610	-	-	1,325,638
Foreign currency translation adjustment	-	-	-	-	43	43
Balance as of September 30, 2023 (Unaudited)	20,723,825	$208	$32,811,166	$(33,575,163)	$(172,574)	$(936,363)

			ADDITIONAL		OTHER	STOCKHOLDERS’
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE	EQUITY
	Number of shares	Par value	CAPITAL	DEFICIT	INCOME (LOSS)	(DEFICIENCY)
Balance as of June 30, 2022	10,545,251	105	4,020,552	(19,715,740)	98,524	(15,596,559)
Beneficial conversion feature from issuance of convertible notes	-	-	537,383	-	-	537,383
Net loss	-	-	-	(3,672,348)	-	(3,672,348)
Issuance of common stock - non-employee stock compensation	109,833	1	439,331	-	-	439,332
Conversion of convertible note payable	3,822,617	38	14,097,376	-	-	14,097,414
Conversion of convertible note payable, related parties	353,272	4	2,437,570	-	-	2,437,574
Issuance of common stock in initial public offering, net of issuance costs	2,300,000	23	7,951,202	-	-	7,951,225
Fair value of warrants issued in initial public offering	-	-	175,349	-	-	175,349
Issuance of warrants - non- employee stock compensation	-	-	856,170	-	-	856,170
Cashless exercise of warrants- non- employee stock compensation into common stock	157,143	2	(2)	-	-	-
Foreign currency translation adjustment	-	-	-	-	(135,276)	(135,276)
Balance as of September 30, 2022 (Unaudited)	17,288,116	$173	$30,514,931	$(23,388,088)	$(36,752)	$7,090,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,131,712)	$(3,672,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,172	27,345
Amortization of debt discounts	238,882	998,076
Amortization of operating right-of-use assets	9,793	8,435
Allowance for credit losses	47,785	-
Stock-based compensation	-	439,332
Unrealized holding gain on marketable securities	(60,172)	-
Change in operating assets and liabilities
Accounts receivable	(38,300)	(1,092)
Inventories	15,317	66,125
Other receivables and other current assets	(154,389)	(419,771)
Prepayments	(7,302)	(256,331)
Accounts payable	92,622	109,607
Accounts payable, related parties	-	(8,789)
Customer deposits	(7,786)	19,394
Contract liability	53,848	115,402
Other payables and accrued liabilities	21,841	21,236
Other payables, related parties	2,332	93,330
Operating lease liabilities	(9,793)	(8,347)
Income tax payables	(4,900)	11,500
Net cash used in operating activities	(1,894,762)	(2,456,896)

Cash flows from investing activities:
Purchases of equipment	(6,234)	(34,399)
Net cash used in investing activities	(6,234)	(34,399)

Cash flows from financing activities:
Payments of deferred offering cost	-	(15,000)
Proceeds from issuance of common stock in initial public offering	-	8,235,110
Principal payments of insurance loan	(79,556)	-
Payments of related party loan	(1,107)	(1,203)
Proceeds from issuance of convertible notes	-	2,672,092
Repayment of senior note	-	(65,000)
Repayments to related parties	-	(1,621,499)
Proceeds from third party loans	-	557,549
Repayments to third party loans	-	(1,951,041)
Net cash (used in) provided by financing activities	(80,663)	7,811,008

Effects of exchange rate on cash and cash equivalents	4,409	(157,130)

(Decrease) Increase in cash and cash equivalents	(1,977,250)	5,162,583

Cash and cash equivalents, beginning of period	4,593,634	1,845,232

Cash and cash equivalents, end of period	$2,616,384	$7,007,815

Supplemental cash flows information
Income taxes paid	$20,957	$-
Interest paid	$1,974	$42,998

Supplemental non-cash flows information
Offering costs paid in the prior period	$-	$93,536
Beneficial conversion feature resulted from issuance of convertible notes	$-	$537,383
Fair value of warrants issued to underwriter	$-	$175,349
Fair value of warrants issued to consultant	$-	$856,170
Fair value of common stock issued to consultant	$-	$439,332
Recognition of operating right-of-use asset and lease liability	$-	$87,704
Conversion of convertible note payable, net of unamortized discounts	$1,325,638	$14,097,414
Conversion of convertible note payable, related parties	$-	$2,437,574
Marketable securities received as a deposit for software developing service	$1,000,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Treasure Global Inc. (“TGL” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. The Company has no substantive operations other than holding all of the outstanding shares of ZCity Sdn Bhd (“ZCITY”), (formerly known as Gem Reward Sdn. Bhd, underwent a name change on July 20, 2023). It was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

On March 11, 2021, TGL completed a reverse recapitalization (“Reorganization”) under common control of its then existing stockholders, who collectively owned all of the equity interests of ZCITY prior to the Reorganization through a Share Swap Agreement. ZCITY is under common control of the same stockholders of TGL through a beneficial ownership agreement, which results in the consolidation of ZCITY and has been accounted for as a Reorganization of entities under common control at carrying value. Before and after the Reorganization, the Company, together with its subsidiaries is effectively controlled by the same stockholders, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements in accordance with ASC 805-50-45-5.

The Company, through its wholly owned subsidiary, ZCITY, engages in the payment processing industry and operate an online-to-offline (“O2O”) e-commerce platform known as “ZCITY”. The Company has extensive business interests in creating an innovative O2O e-commerce platform with an instant rebate and affiliate cashback program business model, focusing on providing a seamless payment solution and capitalizing on big data using artificial intelligence technology. The Company’s proprietary product is an internet application (or “app”) called “ZCITY App”. ZCITY App drives user app download and transactions by providing instant rebate and cashback. The Company aims to transform and simplify a user’s e-payment gateway experience by providing great deals, rewards and promotions with every use in an effort to make it Malaysia’s top reward and payment gateway platform.

On April 12, 2023, the Company entered into a share sale agreement (the “Agreement”) with Damanhuri Bin Hussien (“DBH”), an unrelated party. Pursuant to the Agreement, the Company agreed to purchase 10,000 units of ordinary shares, representing a 100% equity interest in Foodlink Global Sdn Bhd (“Foodlink”), along with its two wholly owned subsidiaries, Morgan Global Sdn. Bhd (“Morgan”) and AY Food Ventures Sdn. Bhd. (“AY Food”), for a consideration of approximately $3,000 from DBH.

Foodlink, Morgan, and AY Food are engaged in the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products. Since Foodlink, Morgan, and AY Food are blank check companies that were incorporated in January 2023 without any operating history prior to the acquisition, the acquisition of these entities is immaterial to the Company’s unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
ZCity Sdn Bhd formerly known as Gem Reward Sdn. Bhd. (“ZCITY”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
Foodlink Global Sdn Bhd (“Foodlink”),	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by TGL
Morgan Global Sdn. Bhd (“Morgan”)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink
AY Food Ventures Sdn. Bhd. (“AY Food”),	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $1.9 million for the three months ended September 30, 2023; (2) accumulated deficit of approximately $33.6 million as of September 30, 2023; and (3) net operating cash outflow of approximately $1.9 million for the three months ended September 30, 2023.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended June 30, 2023.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2023, its unaudited results of operations for the three months ended September 30, 2023 and 2022, and its unaudited cash flows for the three months ended September 30, 2023 and 2022, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of September 30, 2023, the Company had two operating segments: (1) revenue generated from the ZCITY platform and (2) revenue from food and beverage products, along with sublicensing revenue. However, upon assessing both the qualitative and quantitative criteria outlined in ASC 280, ‘Segment Reporting,’ it was determined that the operating segments related to food and beverage product revenue and sublicensing revenue did not meet the quantitative criteria. Consequently, the Company considers itself to be operating within a single reportable segment.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our unaudited condensed consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue, the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, write-down for estimated obsolescence or unmarketable inventories, realization of deferred tax assets and uncertain tax position, fair value of our stock price to determine the beneficial conversion feature (“BCF”) within the convertible note, fair value of the stock-based compensation, fair value of the marketable securities, and fair value of the warrants issued. Actual results could differ from these estimates.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss.  The reporting currency of the Company is United States Dollars (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. The Company’s subsidiaries in Malaysia conducts their businesses and maintains their books and record in the local currency, Malaysian Ringgit (“MYR” or “RM”), as its functional currency. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive gain or loss within the unaudited condensed consolidated statements of changes in stockholders’ deficiency. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2023	June 30, 2023
Period-end MYR: US$1 exchange rate	4.69	4.67

	For the three months ended September 30,
	2023	2022
Period-average MYR: US$1 exchange rate	4.62	4.48

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of health care product on its ZCITY platform as well as sublicensing revenue, and sales of food and beverage products. Starting from July 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2023 and June 30, 2023, the Company recorded $47,293, and $214 of allowance for credit loss, respectively, against accounts receivable.

For the three months ended September 30, 2023 and 2022, the Company record $47,785 and $0 additional allowance for credit losses against accounts receivable, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three months ended September 30, 2023 and 2022, the Company did not record any write-down for inventories, respectively.

Other receivables and other current assets

Other receivables and other current assets primarily include prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2023 and June 30, 2023, no allowance for doubtful account was recorded.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2023 and June 30, 2023, no allowance for doubtful account was recorded.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2023 and June 30, 2023, no impairment of long-lived assets was recognized.

Investment in marketable securities

The Company follows the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in the caption of “unrealized holding gains loss on marketable securities” in each reporting period.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue recognition policies for each type of revenue stream are as follows:

Product revenue

- Performance obligations satisfied at a point in time

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $503,710 to support an average 4.0 days of sales during the three months ended September 30, 2023, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. For the three months ended September 30, 2023 and 2022, approximately $0.2 million and $0.5 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$12,838,726	$15,435,331
Health care products, computer products, and food and beverage products revenue (1)	304,331	12,300
Loyalty program revenue (1)	72,113	25,183
Transaction revenue (1)	20,208	15,218
Member subscription revenue (2)	173,219	68,308
Sublicense revenue (2)	55,298	-
Total revenues	$13,463,895	$15,556,340

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

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

Advertising costs

Advertising costs amounted to $523,508 and $1,023,811 For the three months ended September 30, 2023 and 2022, respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $82,392 and $129,297 For the three months ended September 30, 2023 and 2022, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $67,212 and $49,389 For the three months ended September 30, 2023 and 2022, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three months ended September 30, 2023 and 2022.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Net loss refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ deficiency. Other comprehensive loss is excluded from net loss. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS For the three months ended September 30, 2023 and 2022, a total of 15,500,000 and 100,000 contingent shares to be issued to the underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The fair value for certain assets and liabilities such as cash and cash equivalents, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, contract liabilities, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its related party loan, insurance loan, and convertible notes approximates fair value based on current yields for debt instruments with similar terms.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three months ended September 30, 2023 and 2022, the Company did not recognize impairment loss on its operating lease ROU asset.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning July 1, 2023 as the Company is qualified as an emerging growth company. The Company has adopted of this standard on July 1, 2023, the adoption did not have a material impact on its unaudited condensed consolidated financial statements.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Accounts receivable, net

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Accounts receivable	$200,116	$163,383
Allowance for doubtful accounts	(47,293)	(214)
Total accounts receivable, net	$152,823	$163,169

Movements of allowance for doubtful accounts are as follows:

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Beginning balance	$214	$227
Addition (recovery)	47,785	601
Write-off	-	(601)
Exchange rate effect	(706)	(13)
Ending balance	$47,293	$214

Note 4 – Inventories

Inventories consist of the following:

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Gift card (or E-voucher)	$348,709	$378,710
Nutrition products	17,125	8,383
Food and beverage products	17,161	13,450
Total	$382,995	$400,543

Note 5 – Other receivables and other current assets

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Deposits (i)	$113,773	$59,486
Prepaid tax	2,701	1,595
Prepaid expense (ii)	435,389	552,044
Service deposit (iii)	209,768	-
Total other receivables and other current assets	$761,631	$613,125

(i)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of September 30, 2023 and 2022, no allowance was recorded against doubtful receivables.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

In July 2022, the Company entered into an IT service agreement (“Service Agreement”) with a third party. Pursuant to the Service Agreement, the third party will provide IT and advisory service to the Company to enhance its cyber security for a two-year period with a consideration of $477,251. The Company expenses the prepaid expense related to Service Agreement based on the service performed and completed during each period. As of September 30, 2023, the balance of prepaid expense pertained to the Service Agreement amounted to $168,846.

In March 2023, the Company has purchased a D&O Insurance premium amounted to $311,250 which cover a period of twelve months, to be expired on February 24, 2024. As of September 30, 2023, the balance of prepaid expense pertained to the D&O Insurance amounted to $129,688.

(iii)

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen and expects to collect the service deposit by the end of December 2023.

Note 6 – Prepayments

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Deposits to suppliers	$254,220	$248,551

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Computer and office equipment	$147,469	$142,520
Furniture and fixtures	73,225	73,355
Motor vehicle	82,674	83,185
Leasehold improvement	131,982	132,797
Subtotal	435,350	431,857
Less: accumulated depreciation	(187,947)	(152,257)
Total	$247,403	$279,600

Depreciation expense for years ended September 30, 2023 and 2022 were amounted to $37,172 and $27,345, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Investment in marketable securities

On July 19 2023 (“Commencement Date”), the Company entered into a software developing agreement (“Developing Agreement”) with VCI Global Limited (“VCI”), an unrelated third party for collaboration and co-operating in the development of an artificial intelligence powered travel platform, the (“Platform”). Pursuant to the Software Development Agreement, VCI shall remit payment of cash in $1,000,000 or issuance and the allotment of ordinary shares in VCI with an equivalent value of $1,000,000 (“VCIG Shares”) within ten business days from the Commencement Date to the Company as service consideration. As of , both the Company and VCI had agreed that VCI to issued 286,533 shares of VCIG Shares at $3.49 per share based on 5-day volume weighted average price to the Company as a service consideration in developing above mentioned Platform. The VCIG Shares shall be issued on a restricted stock basis for a period of six (6) months from the commencement date of the Software Developing Agreement.

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Cost of investment	$1,000,000	$-
Cumulative unrealized loss on marketable equity securities	60,172	-
Investment in marketable securities	$1,060,172	$-

Note 9 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. Meanwhile, the loan is strictly used to pay for the D&O Insurance as indicated on Note 5.  For the three months ended September 30, 2023 and 2022, interest expenses pertained to the insurance loan amounted to $1,974 and $0, respectively.

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

For the three months ended September 30, 2023 and 2022, interest expenses related to the aforementioned loans from third parties amounted to $0 and $2,498, respectively.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, notes issuance costs in connection with this note amounted $212,360 and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible notes from date of issuance to date of maturity using effective interest rate method. For the three months ended September 30, 2023 and 2022, amortization of debt discount amounted to $0 and 46,296, respectively.

Upon completion of the Company’s Offering on August 15, 2022, the above mentioned convertible note balance, net of unamortized discount amounted to $1,877,620 was converted into 530,900 shares of the Company’s common stock. Meanwhile, additional 15,927 shares of common stock were issued to this accredited investor as success fees.

On January 3, 2022, the Company had entered into a loan agreement (the “Tophill Loan Agreement 1”) with a third party to borrow up to approximately $4.8 million with up to 3.5% per annum interest rate. The loan is due on demand together with interest accrued thereon. On March 14, 2022, the Company and above mentioned third party had made amendment to the Tophill Loan Agreement 1. Pursuant to the amendment, the aggregate outstanding principal amount of all Loans plus any accrued and unpaid interest (“Loan balance”) thereon as of the closing date of the IPO shall automatically converted into a number of shares of the Company’s common stock equal to the Loan balance divided by 80% of the public offering price of the Company’s common stock in the IPO; and the loan agreement shall terminate and no additional amounts under the loan agreement will be available to the Company and after taking into consideration the conversion of the Loan balance, no amount under any loan shall be outstanding. In addition, the Company entered into another Loan Agreement (the “Tophill Loan Agreement 2”) dated May 13, 2022 with Tophill, pursuant to which Tophill provided the company with a revolving loan facility to borrow up to RM 50,000,000 (approximately $11.9 million) bearing interest at 3.5% per annum, which is payable on demand. Meanwhile, the agreement provides that (i) all principal and accrued and unpaid interest outstanding under the Tophill Loan Agreement 2 on the closing of the Company’s initial public offering will automatically be converted into shares of the Company’s common stock at a conversion price that is equal to 80% of the initial public offering price and (ii) the Tophill Loan Agreement 2 terminates on the closing date of the Company’s initial public offering. The Company evaluated the loan agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the loan required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the loan for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price ($4.38) was below the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the loan contained a beneficial conversion feature. The carrying value, net of debt discount, will be accreted over the term of the loan from date of issuance to the date of maturity using effective interest rate method, recorded as current liabilities. For the three months ended September 30, 2023 and 2022, amortization of debt discount for the loan amounted to $0 and $951,780. Upon completion of the Company’s Offering on August 15, 2022, the remaining principal and accrued interest balance related to Tophill Loan Agreement 1 and Agreement 2 amounted to $8,639,307 was converted into 2,756,879 shares of the Company’s common stock.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 28, 2023, The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd., (“YA II PN”), a third party. Pursuant to the Securities Purchase agreement, YA II PN agreed to purchase two unsecured convertible notes, in the aggregate principal amount of up to $5,500,000.00 in a private placement (the “Private Placement”) for a purchase price with respect to each convertible note of 92% of the initial principal amount of such convertible notes. The convertible notes   accrue or will accrue interest at 4.0% per annum and has a 12-month term after disbursement. The conversion price, as of any conversion date or other date of determination, is the lower of (i) $1.6204 per share of Common Stock (the “Fixed Conversion Price”) or (ii) 93% of the lowest volume-weighted average price (“VWAP”) of the common shares on the primary market during the 10 consecutive trading days immediately preceding the date on which YA II PN exercises its conversion right in accordance with the requirements of the applicable convertible debenture or other date of determination, but not lower than $0.25 per share (the “Floor Price”). The conversion price will be subject to adjustment to give effect to any stock dividend, stock split or recapitalization.

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

As of September 30, 2023, YA II PN purchased two unsecured convertible notes consist of $2,000,000 (“Tranche 1”) and $3,500,000 (“Tranche 2”) in principal amount. The Company evaluated the Securities Purchase Agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price of Tranche 1 ($1.55) and Tranche 2 ($1.30), was below the market price of Tranche 1 ($1.56) and Tranche 2 ($1.38) as per stock price listed in the stock market on February 28, 2023, and June 14, 2023, respectively, therefore, the convertible notes contained a beneficial conversion feature. For the three months ended September 30, 2023, $1,300,000 of these convertible notes along with $25,638 accrued interest was converted into 2,822,472 shares of common stock.

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the three months ended September 30, 2023 and 2022, amortization of debt discount were amounted to $238,882 and $0, respectively pertained to convertible notes from YA II PN.  As of September 30, 2023 and June 30, 2023, the convertible notes payable, net from YA II PN was amounted to $3,730,598 and $4,791,716, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts
June 30, 2023 balance	$5,150,000	$(358,284)	$4,791,716
Amortization of debt discounts	-	200,912	200,912
Conversion	(1,300,000)	37,970	37,970
September 30, 2023 balance (unaudited)	$3,850,000	$(119,402)	$3,730,598

For three months ended September 30, 2023 and 2022, interest expenses related to the aforementioned convertible notes amounted to $45,222 and $20,464.

Note 10 – Other payables and accrued liabilities

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Accrued professional fees (i)	$242,122	$233,600
Accrued promotion expenses (ii)	4,004	39,538
Accrued payroll	152,036	157,542
Accrued interest (iii)	107,097	79,936
Payables to merchant from ZCITY platform (iv)	175,568	174,056
Others	36,773	38,724
Total other payables and accrued liabilities	$717,600	$723,396

(i)	Accrued professional fees

The balance of accrued professional fees represented amount due to third parties service providers which include marketing consulting service, IT related professional service, audit fee, tax filing fee, and consulting fee related to capital raising.

(ii)	Accrued promotion expense

The balance of accrued promotion expense represented the balance of profit sharing payable to the Company’s merchant and subscribed agents to promote business growth.

(iii)	Accrued interest

The balance of accrued interest represented the balance of interest payable from convertible notes aforementioned in Note 9.

(iv)	Payables to merchants from ZCITY platform

The balance of payables to merchants from ZCITY platform represented the amount the Company collected on behalf of merchant from its customer through the Company’s ZCITY platform.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of September 30, 2023	As of June 30, 2023
			(Unaudited)	(Audited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Equipment rental deposit	$12,303	$12,379

Other payables, related parties

Name of Related Party	Relationship	Nature	As of September 30, 2023	As of June 30, 2023
			(Unaudited)	(Audited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is the shareholder of this entity	Consulting fee	$-	$345
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	3,948	1,315
Total			$3,948	$1,660

Amount due to related parties

Name of Related Party	Relationship	Nature	As of September 30, 2023	As of June 30, 2023
			(Unaudited)	(Audited)
Chong Chan “Sam” Teo	Directors, Chief Executive Officer, and Shareholder of TGL	Interest-free loan, due on demand	$185,434	$186,579
Kok Pin “Darren” Tan	Shareholder of TGL	Interest-free loan, due on demand	134,381	134,381
Total			$319,815	$320,960

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of September 30, 2023, such loan has an outstanding balance of $12,249, of which $6,755 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $322 and $271 for the three months ended September 30, 2023 and 2022, respectively.

Related party transactions

Purchase from related parties

Name of Related Party	Relationship	Nature	For the three months ended September 30, 2023	For the three months ended September 30, 2022
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$12,824	$-

Equipment purchased from a related party

Name of Related Party	Relationship	Nature	For the three months ended September 30, 2023	For the three months ended September 30, 2022
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$4,987	$13,490

Consulting fees from related parties

Name of Related Party	Relationship	Nature	For the three months ended September 30, 2023	For the three months ended September 30, 2022
			(Unaudited)	(Unaudited)
Imej Jiwa Communications Sdn Bhd	Voon Him “Victor” Hoo, the Company’s former Chairman and Managing Director is the director of this entity	Consulting fess	-	2,744
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	24,227	150,175
Total			$24,227	$152,919

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Stockholders’ deficiency

Common stock

Prior to October 2021, TGL is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGL increased its authorized shares to 170,000,000 shares as part of the Reorganization with ZCITY, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value as of September 30, 2023 and 2022. The share capital increased of TGL presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of ZCITY.

Beneficial conversion feature from issuance of convertible note

On January 3, 2022 and May 13, 2022, the Company entered into 2 loan agreements which allow the third party to convert the loan balance along with interest balance incurred into a number of shares of the Company’s common stock as of the closing date of the IPO. For the three months ended September 30, 2023, the Company has withdrawn additional $2,686,914 from these loan agreements. As the Company determined that loan contained a beneficial conversion feature, the Company recognized the fair value of embedded conversion feature of $537,383 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the three months ended September 30, 2023.

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

For the three months ended September 30, 2022, the Company issued 4,175,889 shares of common stock upon stock upon the conversion of $16,534,988 of convertible note payable, net of unamortized discounts and accrued interest (Note 9), among which, $2,437,574 was converted into 353,272 shares of common stock are belonged to the related parties.

For the three months ended September 30, 2023, the Company issued 2,822,472 shares of common stock upon conversion of $1,262,030 of convertible note payable, net of unamortized discounts and accrued interest. (Note 9).

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

Common stock issued for consulting service

In July 2021 the Company signed a capital market advisory agreement (“Agreement”) with Exchange Listing, LLC (“Consultant”), to engage in advisory service in capital market advisory, corporate governance, and organizational meeting. The term of this Agreement shall commence on the execution date and shall continue until the later of nine months or until the Company is trading on a senior exchange or otherwise extended by both parties. The Company extended the contract term until the Company is trading on a senior exchange. Upon execution of this agreement, the Company agrees to sell to the Consultant, or its designees shares of the Company’s common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding, at $0.001 per share. The Company estimated the fair value of the common stock issued to the Consultant for the year ended June 30, 2022 by using the market price $5.48 per share as per an enterprise per share value appraised from an independent third party. After completion of the Company’s Offering on August 15, 2022, the Company had issued additional 109,833 shares of common stock to ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding using the fair value of $4.00 per share with the fair value of $439,332. Stock-based compensation expense amounted to $0 and $439,332 for the three months ended September 30, 2023 and 2022, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 - Issuance of the underwriters warrants

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters (the “Representative”), relating to the Offering of 2,300,000 shares of the Company’s common stock, par value $0.00001 per share, at an Offering price of $4.00 per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The Representative’s Warrant may be exercised beginning on February 10, 2023, until August 10, 2027. For the three months ended September 30, 2023, there are no warrants were exercised by the Representative.

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

Warrants outstanding as of September 30, 2023 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2023	100,000	$5.00	4.1
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2023 (unaudited)	100,000	$5.00	3.9

Note 13 – Income taxes

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended
	September 30,
	2023	2022
Tax jurisdictions from:	(Unaudited)	(Unaudited)
- Local – United States	$(819,853)	$(823,254)
- Foreign – Malaysia	(1,241,117)	(1,946,287)
Loss before income tax	$(2,060,970)	$(2,769,541)

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consisted of the following:

	For the three months ended
	September 30,
	2023	2022
Tax jurisdictions from:	(Unaudited)	(Unaudited)
- Local – United States	$11,700	$11,500
- Foreign – Malaysia	3,225	-
Provision for income taxes	$14,925	$11,500

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of September 30, 2023, the operations in the United States of America incurred $7,035,247 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income, and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2022. The deferred tax valuation allowance as of September 30, 2023 and June 30, 2023 were $1,221,908 and $1,177,486, respectively.

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

For the three months ended September 30, 2023 and 2022, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

ZCITY, Foodlink, Morgan, and AY Food are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of September 30, 2023, the operations in the Malaysia incurred $21,870,419 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of September 30, 2023 and June 30, 2023 were $5,248,900 and $4,927,995, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$1,221,908	$1,177,486
Net operating loss carry forwards in Malaysia	5,248,900	4,927,995
Amortization of debt discount	127,747	70,415
Less: valuation allowance*	(6,598,555)	(6,175,896)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $422,659 and $525,993 for the three months ended September 30, 2023 and 2022, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2023 and June 30, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended September 30, 2023 and 2022.

Note 14 – Concentrations of risks

(a) Major customers

For the three months ended September 30, 2023 and 2022, no customer accounted for 10.0% or more of the Company’s total revenues.

As of September 30, 2023, four two customers account for approximately 17.6&, 14.7%, 13.3%, and 11.2% of the total balance of accounts receivable, respectively. As of June 30, 2023, two customers account for approximately 24.6% and 24.6% of the total balance of accounts receivable, respectively.

(b) Major vendors

For the three months ended September 30, 2023, two vendors accounted for approximately 55.9% and 34.5% of the Company’s total purchases. For the three months ended September 30, 2022, one vendor accounted for approximately 85.0% of the Company’s total purchases.

As of September 30, 2023, four vendor accounted for approximately 34.1%, 21.5%, 17.3% and 14.3% of the total balance of accounts payable. As of June 30, 2023, one vendor accounted for 91.0% of the total balance of accounts payable.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2023 and June 30, 2023, $2,616,384 and $4,593,634 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $1,961,280 and $2,458,638 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Note 15 – Leases

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of FASB ASU 2016-02 on July 1, 2022, the Company recognized $84,829 ROU asset and same amount of operating lease liability based on the present value of the future minimum rental payments of leases, using a discount rate of 3.5% based on duration of lease terms. As of September 30, 2023, the weighted-average lease term is 1.3 years for the remaining leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of September 30, 2023 for the next five years is as follows:

September 30,
2024	$41,515
2025	12,001
Total undiscounted lease payments	53,516
Less imputed interest	(1,237)
Total lease liabilities	$52,279

Lease expense for the three months ended September 30, 2023 and 2022 were $10,806, and $9,166, respectively.

Note 16 – Commitments and contingencies

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

17 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2023 up through November 14, 2023, the date the Company issued these unaudited condensed consolidated financial statements.

In October 2023, the Company issued 1,941,728 shares of common stock upon conversion of $485,432 of convertible note payable and accrued interest from YA II PN.

On October 30, 2023, The Company issued a total of 1,816,735 restricted shares of common stock (“Common Stock”) of the Company to its Chief Executive Officer Chong Chan Teo, and to Kok Pin Tan ( collectively, the “Creditors”) in exchange for the cancellation of $321,562 in aggregate indebtedness owed to the Creditors.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2023, a floor price trigger event occurred under a Securities Purchase Agreement between the Company and YA II PN, with the Company receiving notice on September 29, 2023. YA II PN had purchased $5,500,000 worth of Convertible Debentures from the Company, which accrued a 4% annual interest and had an outstanding balance of $3,550,000 as of October 3, 2023. In the event of a Floor Price Trigger, the Company is obligated to make monthly payments starting on the 10th day after the Trigger Date, consisting of the lesser of $1,000,000 or the outstanding principal amount (the “Triggered Principal Amount”), a 7% redemption premium on the Triggered Principal Amount, and accrued unpaid interest. This payment obligation ceases if the daily VWAP (Volume-Weighted Average Price) exceeds the Floor Price for five out of seven consecutive trading days, unless a new Trigger Event occurs.

On October 10, 2023, the Company entered into an agreement (the “Agreement”) with YA II PN, Ltd, effective as of October 5, 2023, in which:

-	On October 6, 2023, the Company made a payment to the Investor that consisted of the (i) initial Trigger Payment in the amount of $1,092,071 and (ii) an additional payment in the amount of $500,000 (of which $467,289.72 was applied as an additional reduction in the principal amount of the Convertible Debentures and $32,710.28 paid the associated 7% Redemption Premium).

-	YA agreed that, except as set forth below, beginning on October 5, 2023 and ending on November 18, 2023, it shall not sell any shares of common stock of the Company at a price per share less than $1.00. The limitation agreed by YA shall not apply (i) at any time upon the occurrence and during the continuance of an Event of Default or (ii) upon the prior written consent of the Issuer

-	YA agreed that any subsequent monthly payments that may become due pursuant to Section 2(a) of the Convertible Debentures based on the Trigger Event shall be deferred until November 28, 2023, and continuing on the same day of each successive calendar month thereafter until the Convertible Debentures are paid in full, unless such payment obligation has ceased in accordance with Section 2(a) of the Convertible Debentures.

On October 12, 2023, the Company, and AI Lab Martech Sdn. Bhd. (the “Licensor”) entered into a License and Service Agreement (the “License Agreement”), in which the Licensor shall provide a non-exclusive, non-transferable, royalty-free license to use and operate an AI software solutions (the “AI Software”) in exchange for the issuance of USD$563,000 worth of common stock, par value $0.00001 per share, of the Company, or 2,943,021 shares valued at USD$0.1913 per share (the “TGL Shares”). The License Agreement is for a period of 12 months (the “Term”). At the expiration of the Term, the Company shall have an option to renew the term of the License Agreement for an additional 12 months. The License Agreement may be terminated if the Company or the Licensor materially breaches any of its obligations or undertakings as set forth in the License Agreement or if either the Company or the Licensor is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets.

Pursuant to the License Agreement, the TGL Shares will be issued within 10 business days from the effective date of the License Agreement and will be restricted securities and not be listed on any exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the three months ended September 30, 2023 (the “Annual Report”) filed with the SEC. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

Treasure Global Inc (“TGL,” “we,” “our” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. TGL has no substantive operations other than holding all of the outstanding shares of ZCity Sdn Bhd (“ZCITY”), (formerly known as Gem Reward Sdn. Bhd, underwent a name change on July 20, 2023). It was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

Prior to March 11, 2021, TGL and ZCITY were separate companies under the common control of Kok Pin “Darren,” Tan which resulted from Mr. Tan’s prior 100% ownership of TGL and his prior 100% voting and investment control over ZCITY pursuant to the Beneficial Shareholding Agreements. For a more detailed description of the Beneficial Shareholding Agreements and Mr. Tan’s common control over TGL and ZCITY see Part I, Item 1. “Business – Corporate Structure.”

On March 11, 2021, TGL and ZCITY were reorganized into a parent subsidiary structure pursuant to the Share Swap Agreement in which TGL exchanged the swap shares for all of the issued and outstanding equity of ZCITY. Pursuant to the Share Swap Agreement, the purchase and sale of the swap shares was completed on March 11, 2021, but the issuance of the swap shares did not occur until October 27, 2021 when TGL amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the swap shares. As a result of the Share Swap Agreement, (i) ZCITY became the 100% subsidiary of TGL and Kok Pin “Darren” Tan no longer had any control over the ZCITY ordinary shares and (ii) Kok Pin “Darren” Tan the Initial ZCITY Stockholders and Chong Chan “Sam” Teo owned 100% of the shares of TGL common stock (Kok Pin “Darren” Tan owning approximately 97%). Subsequent to the date of the Share Swap Agreement, Kok Pin “Darren” Tan transferred 9,529,002 of his 10,000,000 shares of TGL common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

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

Our proprietary product is an application branded “ZCITY App,” which was developed through ZCITY. The ZCITY App was successfully launched in Malaysia on June 2020. ZCITY is equipped with the know-how and expertise to develop additional/add-on technology-based products and services to complement the ZCITY App, thereby growing its reach and user base.

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan. As of November 6, 2023, we had 2,663,165 registered users and 2,026 registered merchants.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as September 30, 2023, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been global supply chain disruptions as a result of the COVID-19 pandemic and Russia’s February 2022 invasion of Ukraine that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of September 30, 2023, but we will continue to monitor the effects of supply chain disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2022	2022	2023	2023	2023
Number of new registered user (1)	234,179	143,654	98,248	98,087	102,752
Number of active users (2)	488,358	458,177	449,435	378,414	187,180
Number of new participating merchants	13	-	10	2	16

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2022	2022	2023	2023	2023
Accumulated registered users	2,202,175	2,345,829	2,444,077	2,542,164	2,644,916
Accumulated Participating merchants	1,998	1,998	2,008	2,010	2,026

We have experienced decrease in growth rate in registered users, and decline of active users over the last five quarters as of September 30, 2023. As of September 30, 2023, we recorded 2,644,916 registered users and 187,180 active users on the ZCITY platform. On average, our registered user base has grown by approximately 6.1% over the past five quarters, while our active user numbers have experienced an average decline of 12.9%.

The decreased of growth in registered user and decline in active users over the past five quarters as of September 30, 2023 which was a result of decrease in purchasing of E-voucher from our vendor, eventually reduce the E-voucher available for sales, and attract less new registered and active user to join our ZCITY platform. Since our product and loyalty program revenue mainly consist of sales of E-voucher which bear a low profit margin, reduce in purchasing of E-voucher will allow us to reserve more working capital in developing our TAZTE Smart F&B system (“TAZTE”), which is a system that provides a one stop solution and digitalization transformation for all registered food and beverage (“F&B”) outlets located in Malaysia. As TAZTE is a merchant-oriented program, we intend to utilize our user data to help our merchant customers to achieve higher business growth as well as increase our transaction revenue while we launch TAZTE in late December 2022. As we provided extended 365 days free trial for merchant participate in TAZTE, we have not generated any revenue from TAZTE for the three months ended September 30, 2023. For the remaining of 2023 and beyond, we do not expect to experience exponential growth rate in our registered and active users as we intend to maintain our E-voucher for sales in a steady level and increase our user’s retention rate.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of September 30, 2023 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
July 1, 2022	September 30, 2022	2,202,175	488,358	22.2%
October 1, 2022	December 31, 2022	2,345,829	458,177	19.5%
January 1, 2023	March 31, 2023	2,444,077	449,435	18.4%
April 1, 2023	June 30, 2023	2,542,164	378,414	14.9%
July 1, 2023	September 30, 2023	2,644,916	187,180	7.1%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of September 30, 2023 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
July 1,2022	September 30, 2022	488,358	146,036	342,322	22.8%	77.2%
October 1, 2022	December 31, 2022	458,177	104,191	353,986	27.5%	72.5%
January 1, 2023	March 31, 2023	449,435	81,921	367,514	19.8%	80.2%
April 1, 2023	June 30, 2023	378,414	93,516	284,898	36.6%	63.4%
July 1, 2023	September 30, 2023	187,180	93,836	93,344	75.3%	24.7%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended September 30, 2023 and 2022

Revenue

Our breakdown of revenues by categories for the three months ended September 30, 2023 and 2022, respectively, is summarized below:

	For the Three Months Ended September 30,				Change
	2023	%	2022	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$13,215,170	98.2%	$15,472,814	99.5%	(14.6)%
Transaction revenue	20,208	0.2%	15,218	0.1%	32.8%
Member subscription revenue	173,219	1.3%	68,308	0.4%	153.6%
Sublicence revenue	55,298	0.4%	-	0.0%	100.0%
Total revenues	$13,463,895	100.0%	$15,556,340	100.0%	(13.5)%

Total revenues decreased by approximately $2.1 million or 13.5% to approximately $13.5 million for the three months ended September 30, 2023 from approximately $15.6 million for the three months ended September 30, 2022. The decrease was mainly attributable to decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products, and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our newly acquired subsidiaries, Morgan Global Sdn. Bhd (“Morgan”) and AY Food Ventures Sdn. Bhd. (“AY Food”). The product and loyalty program revenue decrease by approximately $2.2 million or 14.6% to approximately $13.2 million for the three months ended September 30, 2023 from approximately $15.5 million for the same period in 2022. The decrease was mainly attributable to decrease in E-voucher purchasing which resulted in less E-voucher available for sales during the three months ended September 30, 2023. Such decrease in purchasing activities was due to our management’s decision to reserve more working capital for developing TAZTE within the ZCITY platform as discussed in the key operating metrics section above. Meanwhile, we also reduce the sales related reward point granted to the customers for their purchasing which lead to less active users retained in our ZCITY platform.

Transaction revenue

The transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue increased by 32.8% to approximately $20,000 for the three months ended September 30, 2023 from approximately $15,000 for the same period in 2022. The increase was mainly attributable to the fact that we engaged with 2,026 local merchants to connect them with their customers through our ZCITY platform as of September 30, 2023 compared to 1,998 as of September 30, 2022. Our average percentage of growth of new merchants was approximately 21.2% throughout the quarters as of September 30, 2023 since the establishment of ZCITY platform. For the three months ending on September 30, 2023, we have additional 16 new merchants to join our ZCITY platform. The increase of transaction revenue also attributable to increase in commission from our bill payment service. We anticipate that our transaction revenue will continue to rise, particularly as more merchants will be expected on board following the conclusion of the free trial period provided by TAZTE, which is set to expire in December 2023.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus, and referral rewards. Member subscription revenue increased by 153.6% to approximately $0.2 million for three months end September 30, 2023 as compared to approximately $68,000 for the same period in 2022 as have more customers to join our Zmember program As of September 30, 2023 and 2022, we had 27,620 and 11,420 customers who subscribed to our Zmember program, respectively.

Sublicense revenue

As we acquired exclusive worldwide license for right of use in Morganfield’s Trademark, and Abe Yus’s Trademark on May 1, 2023, and June 6, 2023, respectively, for a period of five years, we have generated sublicense revenue consist of fee charged to the customers who sublicensed the right of use of the Trademark from us. For the three months ended September 30, 2023, sublicense revenue was amounted to approximately $50,000 while as of September 30, 2023 we engaged 10 customers as sublicensees who operated their restaurant under Morganfield’s and Abe Yu’s Trademark in Singapore, Malaysia, and China.

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended September 30, 2023 and 2022, respectively, is summarized below:

	For the Three Months Ended September 30,		Change
	2023	2022	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$13,243,150	$15,519,247	(14.7)%
Sublicense revenue	58,111	-	100.0%
Total cost of revenue	$13,301,261	$15,519,247	(14.3)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product, and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use in Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $2.2 million or 14.3% for the three months ended September 30, 2023 compared with the same period in 2022. The decrease was in line with our decreased of revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$(27,980)	$(46,433)	$18,453	39.7%
Gross margin	(0.2)%	(0.3)%	(0.1)%

Transaction revenue
Gross profit	$20,208	$15,218	$4,990	32.8%
Gross margin	100.0%	100.0%	—%

Member subscription revenue
Gross profit	$173,219	$68,308	$104,911	153.6%
Gross margin	100.0%	100.0%	—%

Sublicense revenue
Gross profit	$(2,813)	$—	$(2,813)	100.0%
Gross margin	(5.1)%	—%	(5.1)%

Total
Gross profit	$162,634	$37,093	$125,541	338.4%
Gross margin	1.2%	0.2%	1.0%

Our gross profit for the three months ended September 30, 2023 amounted to approximately $163,000 as compared to approximately $37,000 for the three months ended September 30, 2022 which represents an increase of approximately $126,000 or 338.4%. The increase in gross profit was primarily due to the growth in member subscription revenue, as we had more customers subscribed to our Zmember program as of September 30, 2023.

The gross margin was approximately 1.2% and 0.2% for the three months ended September 30, 2023, and 2022, respectively. The 1.0% increase in gross margin attributed to the rise in gross profit from Member subscription revenue, which has a higher gross margin compared to our other revenue streams.

The increase was offset by a negative gross margin from sublicense revenue due to some of our sublicensees’ stores being temporarily closed for renovation or relocation, and our decision to grant fee waivers to these sublicensees during these periods. However, we were still obligated to remit minimum monthly payments to the licensors of the Morganfield’s Trademark and Abe Yus’s Trademark, which resulted in a negative gross margin.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses, and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $0.8 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. Representing a decrease of approximately $0.5 million or 38.5%. The decrease was mainly attributable to decrease in marketing and promotion expense of approximately $0.5 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months end September 30, 2023 and 2022, we incurred approximately $0.2 million and $0.5 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expense was mainly due to decrease of new registered user, and eventually resulted in less redemption in non-spending related activities reward points by our customers.

General and administrative expenses

General and administrative expenses amounted to approximately $1.2 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Representing an increase of approximately $0.4 million or 50.1%. The increase was mainly due to increase in salary expense of approximately $0.1 million, director & officer liability insurance expense of approximately $0.1 million, and professional fee of approximately $0.1 million as a result of expansion of management and administration team to support our business operation.

Research and development expenses

Research and development expense amounted to approximately $82,000 and $130,000 for the three months ended September 30, 2023 and 2022, respectively, representing 36.3% decrease which is attribute to the fact that we incurred less expense in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $0 and $0.4 million for the three months ended September 30, 2023 and 2022 respectively, representing decrease of approximately $0.4 million. The stock-based compensation incurred for the three months ended September 30, 2022 are from Exchange Listing LLC (the “Consultant”) related to our initial public offering.

Other expenses, net

Other expenses, net, amounted to approximately $0.2 million and $1.0 million for the three months ended September 30, 2023, and 2022, respectively, representing a decrease of approximately $0.8 million or 80.0%. The decrease was primarily attributable to a reduction in the amortization of debt discount of approximately $0.8 million, as we had fewer convertible notes containing debt discount that needed to be amortized for the three months ended September 30, 2023 compare to the same period in 2022. The decrease was also attributable to approximately $0.1 million of unrealized holding gain from marketable securities for the three months ended September 30, 2023 as we received VCI Global Limited (“VCI”)’s ordinary shares as service consideration in development of an artificial intelligence powered travel platform.

Provision for income taxes

Provision for income taxes amounted to approximately $14,925 and $11,500 for the three months ended September 30, 2023 and 2022, respectively. The amount was mainly attributable to tax imposed on Treasure Global Inc from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended September 30, 2023 and 2022, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net losses

Our net losses decreased by approximately $1.6 million predominately due to the reasons as discussed above.

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

As of September 30, 2023 and June 30, 2023, we had approximately $2.6 million and $4.6 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

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

Despite receiving the proceeds from our initial underwritten public offering and issuance of two convertible notes, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from our related parties.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the three months ended September 30, 2023 and 2022:

	For the three months Ended
	September 30, 2023	September 30, 2022

Net cash used in operating activities	$(1,894,762)	$(2,456,896)
Net cash used in investing activities	(6,234)	(34,399)
Net cash (used in) provided by financing activities	(80,663)	7,811,008
Effect of exchange rate on cash and cash equivalents	4,409	(157,130)
Net change in cash and cash equivalents	$1,977,250	$5,162,583

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2023 was approximately $1.9 million and were mainly comprised of the net loss of approximately $2.1 million, increase of other receivable and other current assets of approximately $0.2 million as we make a service deposit to a third party in software developing related to VCI’s project as mentioned in other expenses, net above, increase of noncash unrealized gain on marketable securities of approximately $0.1 million and increase of accounts receivable of approximately $37,000 as a result of offering credit terms to our corporate customers engaged in the sales of nutrition products, and food and beverage products, offset by amortization of debt discount of approximately $0.2 million, allowance for credit losses of approximately $48,000, increase of approximately $0.1 million in accounts payable as we made more purchase on account, and increase of approximately $54,000 in contract liability as we deferred more revenue due to increase of our customer’s redemption rate in spending related reward point.

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

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2023 was approximately $6,000, which mainly due to purchase of equipment of approximately $6,000 for our operations used.

Net cash used in investing activities for three months ended September 30, 2022 was approximately $34,000, which was in respect of purchase of equipment for our operations.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2023 was approximately $81,000, which mainly comprised of repayment to related parties, and insurance loan of approximately $81,000.

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

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue, the useful lives of property and equipment, impairment of long-lived assets, allowance for doubtful accounts, write-down for estimated obsolescence or unmarketable inventories, realization of deferred tax assets and uncertain tax position, fair value of our stock price to determine the beneficial conversion feature (“BCF”) within the convertible note, fair value of the stock-based compensation, fair value of the marketable securities, and fair value of the warrants issued. Actual results could differ from these estimates.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts, and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform, sublicensing revenue, and sales of food and beverage products. Starting from July 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). we used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform and 100% provision for customer balances aged above 60 days for sublicensing revenue and sales of food and beverage products. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of September 30, 2023 and June 30, 2023, we recorded $47,293, and $214 of allowance for doubtful account, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three months ended September 30, 2023 and 2022, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance of other receivables and other current assets were recorded as of September 30, 2023 and 2022.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipt of inventories, services, or refundable, we will recognize an allowance account to reserve such balances. Management reviews our prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and updates it if necessary. No allowance of prepayments were recorded as of September 30, 2023 and 2022.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of September 30, 2023 and 2022.

Investment in marketable securities

We follow the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) in the caption of “unrealized holding gain loss on marketable securities” in each reporting period.

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

Stock-based compensation

We recognize compensation costs resulting from the issuance of stock-based awards to third party consultant and former director as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants granted are estimated as of the grant date using the Black-Scholes-Merton option-pricing model while the fair value of each common stock granted are estimated using the Company’s closing stock price on the grant date. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. The fair value of the stock-based compensation which included warrants and common stock issued were estimated to be $0 and $439,332 for the three months ended September 30, 2023 and 2022, respectively.

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

Warrants

We account for warrants as equity-classified instruments in accordance with ASC 480 and ASC 815. The fair value of each warrant granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. Based on the above assumption, the fair value of the warrants issued during the three months ended September 30, 2022 were estimated to be $175,349. No warrant was issued for the three months ended September 30, 2023.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of September 30, 2023 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) Unregistered Sales of Equity Securities

(a) Issuance of Capital Stock.

From July 1, 2023 to September 30, 2023, we issued 2,620,719 shares of our common stock to YA II PN in connection with the conversion of $1,250,000 in principal and $25,200.01 in interest on our convertible debentures held by YA II PN.

(b) Warrants.

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Executive Employment Agreement dated as of June 21, 2023, by and between Treasure Global Inc and Michael Chan Meng Chun
10.2**	Collaboration Agreement dated as of July 19, 2023, by and between Treasure Global Inc and VCI Global Limited
10.3**	Software Development Agreement dated as of July 20, 2023, by and between Gem Reward Sdn Bhd and VCI Global Limited
31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Schema Document
101.CAL***	Inline XBRL Calculation Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document
101.LAB***	Inline XBRL Label Linkbase Document
101.PRE***	Inline XBRL Presentation Linkbase Document
104***	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 23, 2023.
**	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on July 21, 2023.
***	Filed herewith.
****	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: November 14, 2023	/s/ Chong Chan “Sam” Teo
Chong Chan “Sam” Teo
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2023	/s/ Michael Chan Meng Chun
Michael Chan Meng Chun
Chief Financial Officer
(Principal Financial and Accounting Officer)