Form 10-Q
period 2023-12-31
TREASURE GLOBAL INC
filed 2024-02-14
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

As of February 14, 2024, the registrant had a total of 77,439,309 shares of its common stock, par value $0.00001 per share, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,226,570	$4,593,634
Accounts receivable, net	185,630	163,169
Inventories, net	126,884	400,543
Other receivables and other current assets	426,602	613,125
Other receivable, a related party	12,581	12,379
Prepayments	401,111	248,551
Total current assets	2,379,378	6,031,401

OTHER ASSETS
Property and equipment, net	233,674	279,600
Intangible assets, net	1,626,449	-
Operating lease right-of-use assets	42,557	61,377
Investment in marketable securities	647,565	-
Total other assets	2,550,245	340,977

TOTAL ASSETS	$4,929,623	$6,372,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Related party loan, current portion	$5,893	$5,323
Insurance loan	-	160,292
Convertible notes payable, net of unamortized discounts of $0 and $358,284 as of December 31, 2023 and June 30, 2023, respectively	-	4,791,716
Accounts payable	168,539	42,853
Customer deposits	133,527	161,475
Contract liability	192,506	157,080
Other payables and accrued liabilities	612,988	723,396
Other payables, related parties	14,411	1,660
Amount due to related parties	-	320,960
Operating lease liabilities	33,194	40,274
Income tax payables	65,506	67,546
Total current liabilities	1,226,564	6,472,575

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	10,785	22,036
Related party loan, non-current portion	5,564	8,099
Total non-current liabilities	16,349	30,135
TOTAL LIABILITIES	1,242,913	6,502,710

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.00001; 170,000,000 shares authorized, 69,239,309 and 17,901,353 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	692	180
Additional paid-in capital	38,638,562	31,485,556
Accumulated deficit	(34,774,677)	(31,443,451)
Accumulated other comprehensive loss	(177,867)	(172,617)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	3,686,710	(130,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,929,623	$6,372,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022

REVENUES	$6,713,805	$20,444,168	$20,177,700	$36,000,508
COST OF REVENUES	(6,368,202)	(20,210,159)	(19,669,463)	(35,729,406)
GROSS PROFIT	345,603	234,009	508,237	271,102

SELLING	(510,640)	(1,266,300)	(1,272,343)	(2,559,330)
GENERAL AND ADMINISTRATIVE	(786,043)	(855,573)	(2,023,210)	(1,666,319)
RESEARCH AND DEVELOPMENT	(138,236)	(167,933)	(220,628)	(297,230)
STOCK-BASED COMPENSATION	-	-	-	(439,332)
TOTAL OPERATING EXPENSES	(1,434,919)	(2,289,806)	(3,516,181)	(4,962,211)

LOSS FROM OPERATIONS	(1,089,316)	(2,055,797)	(3,007,944)	(4,691,109)

OTHER (EXPENSE) INCOME
Other (expense) income, net	(225,721)	55,187	(197,321)	69,512
Interest expense	(21,593)	(55)	(69,442)	(41,840)
Unrealized holding loss on marketable securities	(412,607)	-	(352,435)	-
Other income from software developing service, net of cost	675,131	-	675,131	-
Amortization of debt discount	(119,402)	-	(358,284)	(998,076)
TOTAL OTHER INCOME (EXPENSE), NET	(104,192)	55,132	(302,351)	(970,404)

LOSS BEFORE INCOME TAXES	(1,193,508)	(2,000,665)	(3,310,295)	(5,661,513)

PROVISION FOR INCOME TAXES	(6,006)	(11,500)	(20,931)	(23,000)
NET LOSS	(1,199,514)	(2,012,165)	(3,331,226)	(5,684,513)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(5,293)	49,998	(5,250)	(85,278)
COMPREHENSIVE LOSS	$(1,204,807)	$(1,962,167)	$(3,336,476)	$(5,769,791)

LOSS PER SHARE
Basic and diluted	$(0.03)	$(0.12)	$(0.12)	$(0.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	37,794,450	17,288,116	28,106,060	15,598,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

					ACCUMULATED	TOTAL
	COMMON STOCK		ADDITIONAL		OTHER	STOCKHOLDERS’
	NUMBER OF		PAID IN	ACCUMULATED	COMPREHENSIVE	EQUITY
	SHARES	PAR VALUE	CAPITAL	DEFICIT	LOSS	(DEFICIENCY)
Balance as of June 30, 2023	17,901,353	180	31,485,556	$(31,443,451)	(172,617)	(130,332)
Net loss	-	-	-	(2,131,712)	-	(2,131,712)
Conversion of convertible note payable	2,822,472	28	1,325,610	-	-	1,325,638
Foreign currency translation adjustments	-	-	-	-	43	43
Balance as of September 30, 2023 (Unaudited)	20,723,825	$208	$32,811,166	$(33,575,163)	$(172,574)	$(936,363)
Net loss	-	-	-	(1,199,514)	-	(1,199,514)
Conversion of convertible note payable	1,941,728	19	485,413	-	-	485,432
Issuance of common stock to related parties for debts cancellation	1,816,735	18	321,544	-	-	321,562
Issuance of common stock for acquiring intangible assets	12,943,021	129	1,562,871	-	-	1,563,000
Issuance of common stock and prefunded warrants in underwritten public offering, net of issuance costs	26,014,000	260	3,457,046	-	-	3,457,306
Exercise of prefunded warrants into common stock	5,800,000	58	522	-	-	580
Foreign currency translation adjustments	-	-	-	-	(5,293)	(5,293)
Balance as of December 31, 2023 (Unaudited)	69,239,309	692	38,638,562	(34,774,677)	(177,867)	3,686,710

	COMMON STOCK		ADDITIONAL		OTHER	STOCKHOLDERS’
	NUMBER OF		PAID IN	ACCUMULATED	COMPREHENSIVE	EQUITY
	SHARES	PAR VALUE	CAPITAL	DEFICIT	INCOME (LOSS)	(DEFICIENCY)
Balance as of June 30, 2022	10,545,251	105	4,020,552	(19,715,740)	98,524	(15,596,559)
Beneficial conversion feature from issuance of convertible notes	-	-	537,383	-	-	537,383
Net loss	-	-	-	(3,672,348)	-	(3,672,348)
Issuance of common stock - non-employee stock compensation	109,833	1	439,331	-	-	439,332
Conversion of convertible note payable	3,822,617	38	14,097,376	-	-	14,097,414
Conversion of convertible note payable, related parties	353,272	4	2,437,570	-	-	2,437,574
Issuance of common stock in initial public offering, net of issuance costs	2,300,000	23	7,951,202	-	-	7,951,225
Fair value of warrants issued in initial public offering	-	-	175,349	-	-	175,349
Issuance of warrants - non- employee stock compensation	-	-	856,170	-	-	856,170
Cashless exercise of warrants- non- employee stock compensation into common stock	157,143	2	(2)	-	-	-
Foreign currency translation adjustments	-	-	-	-	(135,276)	(135,276)
Balance as of September 30, 2022 (Unaudited)	17,288,116	$173	$30,514,931	$(23,388,088)	$(36,752)	$7,090,264
Net loss	-	-	-	(2,012,165)	-	(2,012,165)
Foreign currency translation adjustments	-	-	-		49,998	49,998
Balance as of December 31, 2022 (Unaudited)	17,288,116	173	30,514,931	(25,400,253)	13,246	5,128,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,331,226)	$(5,684,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,171	62,908
Amortization of intangible assets	131,834	-
Amortization of debt discounts	358,284	998,076
Amortization of operating right-of-use assets	19,521	16,787
Provision for estimated credit losses	53,250	-
Inventories impairment	486	-
Stock-based compensation	-	439,332
Other income from software developing service	(1,000,000)	-
Unrealized holding loss on marketable securities	352,435	-
Change in operating assets and liabilities
Accounts receivable	(72,759)	(51,958)
Inventories	275,484	18,222
Other receivables and other current assets	200,765	(299,676)
Prepayments	(146,285)	(318,556)
Accounts payable	123,112	59,413
Accounts payable, related parties	-	(13,953)
Customer deposits	(30,117)	33,221
Contract liability	32,376	80,716
Other payables and accrued liabilities	(91,019)	7,881
Other payables, related parties	-	30,524
Operating lease liabilities	(19,054)	(19,815)
Income tax payables	(10,624)	23,000
Net cash used in operating activities	(3,089,366)	(4,618,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(14,451)	(72,306)
Purchases of intangible asset	(192,477)	-
Net cash used in investing activities	(206,928)	(72,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering cost	-	(15,000)
Proceeds from issuance of common stock in initial public offering	-	8,235,110
Proceeds from issuance of common stock and prefunded warrants in November 2023 Offering	3,457,306	-
Proceeds received from exercising prefunded warrants	580	-
Advance proceeds received from exercising prefunded warrants	820	-
Principal payments of insurance loan	(160,292)	-
Payments of related party loan	(2,150)	(1,915)
Proceeds from issuance of convertible notes	-	2,672,092
Repayments of convertible notes	(3,367,290)	-
Repayment of senior note	-	(65,000)
Repayments to related parties	-	(1,728,225)
Proceeds from third party loans	-	552,438
Repayments to third party loans	-	(1,933,151)
Net cash (used in) provided by financing activities	(71,026)	7,716,349

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	256	(150,270)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,367,064)	2,875,382

CASH AND CASH EQUIVALENTS, beginning of period	4,593,634	1,845,232

CASH AND CASH EQUIVALENTS, end of period	$1,226,570	$4,720,614

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$29,957	$-
Interest paid	$23,599	$42,998

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Offering costs paid in the prior period	$-	$93,536
Beneficial conversion feature resulted from issuance of convertible notes	$-	$537,383
Fair value of warrants issued to underwriter	$-	$175,349
Fair value of warrants issued to consultant	$-	$856,170
Fair value of common stock issued to consultant	$-	$439,332
Recognition of operating right-of-use asset and lease liability	$-	$86,900
Conversion of convertible note payable, net of unamortized discounts	$1,811,070	$14,097,414
Conversion of convertible note payable, related parties	$-	$2,437,574
Marketable securities received as in exchange of software developing service	$1,000,000	$-
Issuance of common stock to related parties for debts cancellation	$321,562	$-
Issuance of common stock for acquiring intangible assets	$1,563,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Treasure Global Inc. (“TGL” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. The Company has no substantive operations other than holding all of the outstanding shares of ZCity Sdn. Bhd. (“ZCITY”), (formerly known as Gem Reward Sdn. Bhd, underwent a name change on July 20, 2023). ZCITY was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

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

On April 12, 2023, the Company entered into a share sale agreement (the “Agreement”) with Damanhuri Bin Hussien (“DBH”), an unrelated party. Pursuant to the Agreement, the Company agreed to purchase 10,000 units of ordinary shares, representing a 100% equity interest in Foodlink Global Sdn. Bhd. (“Foodlink”), along with its two wholly-owned subsidiaries, Morgan Global Sdn. Bhd (“Morgan”) and AY Food Ventures Sdn. Bhd. (“AY Food”), for a consideration of approximately $3,000 from DBH.

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
ZCity Sdn Bhd (formerly known as Gem Reward Sdn. Bhd.) (“ZCITY”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
Foodlink Global Sdn. Bhd. (“Foodlink”)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by TGL
Morgan Global Sdn. Bhd. (“Morgan”)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink
AY Food Ventures Sdn. Bhd. (“AY Food”)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, its initial underwritten public offering (the “Offering”), and its underwritten public offering (the “November 2023 Offering”).

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $3.0 million for the six months ended December 31, 2023; (2) accumulated deficit of approximately $34.8 million as of December 31, 2023; and (3) net operating cash outflow of approximately $3.1 million for the six months ended December 31, 2023.

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

On November 30, 2023, the Company closed its November 2023 Offering of (i) 26,014,000 shares of common stock, par value $0.00001 per share, at a public offering price of $0.10 per share of Common Stock and (ii) 14,000,000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase one share of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrants. Upon closing of the November 2023 Offering, the Company received an aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts, and non-accountable expense.

Despite receiving the net proceeds from its Offering, November 2023 Offering, and the issuance of convertible notes, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. Therefore, management has determined that there is a significant doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, it may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

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

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2023, its unaudited results of operations for the three and six months ended December 31, 2023 and 2022, and its unaudited cash flows for the six months ended December 31, 2023 and 2022, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

As of December 31, 2023, the Company had two operating segments: (1) revenue generated from the ZCITY platform and (2) revenue from food and beverage products, along with sublicensing revenue. However, upon assessing both the qualitative and quantitative criteria outlined in ASC 280, ‘Segment Reporting,’ it was determined that the operating segments related to food and beverage product revenue and sublicensing revenue did not meet the quantitative criteria. Consequently, the Company considers itself to be operating within a single reportable segment.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our unaudited condensed consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue, useful lives of property and equipment, impairment of long-lived assets, allowance for credit loss, write-down for estimated obsolescence or unmarketable inventories, realization of deferred tax assets and uncertain tax position, fair value of our stock price to determine the beneficial conversion feature (“BCF”) within the convertible note, fair value of the stock-based compensation, fair value of the marketable securities, and fair value of the warrants issued. Actual results could differ from these estimates.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	December 31, 2023	June 30, 2023
Period-end MYR: US$1 exchange rate	4.59	4.67

	For the six months ended December 31,
	2023	2022
Period-average MYR: US$1 exchange rate	4.66	4.53

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of health care product on its ZCITY platform as well as sublicensing revenue, and sales of food and beverage products. Starting from July 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2023 and June 30, 2023, the Company recorded $54,280, and $214 of allowance for credit loss, respectively.

For the six months ended December 31, 2023 and 2022, the Company record $53,250 and $0 additional allowance for credit loss against accounts receivable, respectively.

For the three months ended December 31, 2023 and 2022, the Company record $5,465 and $0 additional allowance for credit loss against accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and six months ended December 31, 2023, the Company recorded $486 write-down for inventories. For the three and six months ended December 31, 2022, the Company did not record any write-down for inventories.

Other receivables and other current assets

Other receivables and other current assets primarily include prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2023 and June 30, 2023, no allowance for doubtful account was recorded.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2023 and June 30, 2023, no allowance for doubtful account was recorded.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of operations and comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Intangible assets, net

The Company’s acquired intangible assets with definite useful lives only consist of internal used software. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its internal use software with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated economic lives, which is determined to be approximately one to five years.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2023 and June 30, 2023, no impairment of long-lived assets was recognized.

Investment in marketable securities

The Company follows the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in the caption of “unrealized holding loss on marketable securities” in each reporting period.

Customer deposits

Customer deposits represent amounts advanced by customers on service order. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy. Additionally, customer deposits also include unamortized member subscription revenue.

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $380,178 to support an average 3.6 days of sales during the six months ended December 31, 2023, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. For the three and six months ended December 31, 2023, approximately $0.1 million and $0.3 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively. For the three and six months ended December 31, 2022, approximately $0.6 million and $1.0 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$6,031,180	$20,015,320	$18,869,906	$35,450,651
Health care products, computer products, and food and beverage products revenue (1)	421,935	64,700	726,266	77,000
Loyalty program revenue (1)	35,704	213,506	107,817	238,689
Transaction revenue (1)	15,867	17,126	36,075	32,344
Member subscription revenue (2)	148,205	-	321,424	201,824
Sublicense revenue (2)	60,914	133,516	116,212	-
Total revenues	$6,713,805	$20,444,168	$20,177,700	$36,000,508

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

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

Advertising costs

Advertising costs amounted to $393,306 and $916,814 for the three and six months ended December 31, 2023 respectively. Advertising costs amounted to $944,639 and $1,968,450 for the three and six months ended December 31, 2022, respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $138,236 and $220,628 for the three and six months ended December 31, 2023, respectively. Research and development expenses amounted to $167,933 and  $297,230 for the three and six months ended December 31, 2022, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $70,019 and $137,231 for the three and six months ended December 31, 2023, respectively. Total expenses for the plans were $58,457 and $107,846 for the three and six months ended December 31, 2022, respectively.

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

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the six months ended December 31, 2023 and 2022.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to third party consultant and former director as an expense in the unaudited condensed statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of stock-based awards granted are estimated as of the grant date using the Black-Scholes-Merton option-pricing model while the fair value of each common stock granted are estimated using the Company’s closing stock price on the grant date. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if the Company uses different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Net loss refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ deficiency. Other comprehensive income (loss) is excluded from net loss. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS For the six months ended December 31, 2023 and 2022, a total of 8,300,000 and 100,000 contingent shares to be issued to the underwriters and prefunded warrants holder are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended December 31, 2023 and 2022, the Company did not recognize impairment loss on its operating lease ROU asset.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC's removal. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update: (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (2) Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (3) Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (4) Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, (5) Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the update on Company’s unaudited condensed consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 3 – Accounts receivable, net

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Accounts receivable	$239,910	$163,383
Provision for estimated credit losses	(54,280)	(214)
Total accounts receivable, net	$185,630	$163,169

Movements of provision for estimated credit losses are as follows:

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Beginning balance	$214	$227
Addition	53,250	601
Write-off	-	(601)
Exchange rate effect	(816)	(13)
Ending balance	$54,280	$214

Note 4 – Inventories

Inventories consist of the following:

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Gift card (or E-voucher)	$94,810	$378,710
Nutrition products	16,626	8,383
Food and beverage products	15,448	13,450
Total	$126,884	$400,543

Note 5 – Other receivables and other current assets

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Deposits (i)	$138,913	$59,486
Prepaid tax	-	1,595
Prepaid expense (ii)	178,764	552,044
Software development deposit (iii)	108,925	-
Total other receivables and other current assets	$426,602	$613,125

(i)

The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of December 31, 2023 and 2022, no allowance was recorded against doubtful receivables.

(ii)

The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service. In July 2022, the Company entered into an IT service agreement (“Service Agreement”) with a third party. Pursuant to the Service Agreement, the third party will provide IT and advisory service to the Company to enhance its cyber security for a two-year period with a consideration of $477,251. The Company expenses the prepaid expense related to Service Agreement based on the service performed and completed during each period. As of December 31, 2023, the balance of prepaid expense pertained to the Service Agreement amounted to $95,937.

In March 2023, the Company purchased a D&O Insurance premium amounting $311,250 which covers a period of twelve months, to expire on February 24, 2024. As of December 31, 2023, the balance of prepaid expenses pertaining to the D&O Insurance amounted to $51,875.

(iii)	On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. In December 2023, the Company has collected half of the service deposit as mentioned above and expects to collect the remaining by the end of February 2024.

Note 6 – Prepayments

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Deposits to suppliers	$401,111	$248,551

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Computer and office equipment	$158,967	$142,520
Furniture and fixtures	75,094	73,355
Motor vehicle	84,538	83,185
Leasehold improvement	134,958	132,797
Subtotal	453,557	431,857
Less: accumulated depreciation	(219,883)	(152,257)
Total	$233,674	$279,600

Depreciation expense for the three and six months ended December 31, 2023 were amounted to $26,999 and $64,171, respectively.  Depreciation expense for the three and six months ended December 31, 2022 were amounted to $35,563 and $62,908, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of December 31,	As of June 30,
	2023	2023
	(Unaudited)	(Audited)
Internal use software development	$1,758,412	$-
Less: accumulated amortization	(131,963)	-
Total intangible assets, net	$1,626,449	$-

Amortization expense for three and six months ended of December 31, 2023 was amounted to $131,834. Amortization expense for three and six months ended of December 31, 2022 was amounted to $0.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending December 31, 2024	$678,685
Twelve months ending December 31, 2025	239,082
Twelve months ending December 31, 2026	239,082
Twelve months ending December 31, 2027	239,082
Twelve months ending December 31, 2028	230,518
Total	$1,626,449

Note 9 – Investment in marketable securities

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

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Cost of investment	$1,000,000	$-
Cumulative unrealized loss on marketable equity securities	(352,435)	-
Investment in marketable securities	$647,565	$-

For the three and six months ended December 31, 2023, unrealized loss on marketable equity securities were $412,607 and 352,435, respectively.

Note 10 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. Meanwhile, the loan is strictly used to pay for the D&O Insurance as indicated on Note 5.  For the three and six months ended December 31, 2023, interest expenses pertained to the insurance loan amounted to $795 and $2,770, respectively.

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

For the three and six months ended December 31, 2023, interest expenses related to the aforementioned loans from third parties amounted to $0.

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

In addition, notes issuance costs in connection with this note amounted $212,360 and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible notes from date of issuance to date of maturity using effective interest rate method. For the three and six months ended December 31, 2023, amortization of debt discount amounted to $0. For the three and six months ended December 31, 2022, amortization of debt discount amounted to $0 and $46,296, respectively.

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

For the three and six months ended December 31, 2023, amortization of debt discount amounted to $0 pertained to aforementioned convertible notes, respectively. For the three and six months ended December 31, 2022, amortization of debt discount amounted to $0 and $951,780 pertained to aforementioned convertible notes, respectively.

Upon completion of the Company’s Offering on August 15, 2022, the remaining principal and accrued interest balance related to Tophill Loan Agreement 1 and Agreement 2 amounted to $8,639,307 was converted into 2,756,879 shares of the Company’s common stock.

In May, June, July, September, October, and December 2021, the Company issued various batches of convertible notes to 10 accredited investors which included 5 third parties in the aggregate principal amount of $3,580,488 and 5 related parties in the aggregate principal amount of $2,437,574. Pursuant to the agreement, the maturity date is 36 months after the issuance, provided that if an IPO listing is not successful, the accredited investors should be entitled to require the Company to redeem the convertible notes at the subscription/conversion of $6.90 per share along with interest payable at the rate of 12.0% per annum. The Company also evaluated the convertible notes agreement under ASC 815 and determined none of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a BCF and determined that the conversion price ($6.90) was above the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the convertible notes do not contain a beneficial conversion feature. As a result, the Company record the proceeds received from these convertible notes as a liability in its entirely. Upon completion of the Company’s Offering on August 15, 2022, the balance of these convertible notes amounted to $6,018,062 was converted into 872,183 shares of common stock, among which, $2,437,574 was converted into 353,272 shares of common stock are belonged to the related parties.

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

As of June 30, 2023, YA II PN purchased two unsecured convertible notes consist of $2,000,000 (“Tranche 1”) and $3,500,000 (“Tranche 2”) in principal amount. The Company evaluated the Securities Purchase Agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price of Tranche 1 ($1.55) and Tranche 2 ($1.30), was below the market price of Tranche 1 ($1.56) and Tranche 2 ($1.38) as per stock price listed in the stock market on February 28, 2023, and June 14, 2023, respectively, therefore, the convertible notes contained a beneficial conversion feature. For the six months ended December 31, 2023, $1,782,710 of these convertible notes along with $28,360 accrued interest was converted into 2,822,472 shares of common stock.

On September 28, 2023, a Floor Price trigger event occurred as the Company’s daily VWAP is less than the Floor Price. According to the Securities Purchase Agreement, the Company was obligate to make monthly payments starting on the 10th day after the Trigger Date, consisting of the lesser of $1,000,000 or the outstanding principal amount (the “Triggered Principal Amount”), a 7% redemption premium on the Triggered Principal Amount, and accrued unpaid interest. For the three and six months ended December 31, 2023, the Company has remit $284,790 redemption premium to YA II PN as a result of Floor Price triggering event.

In December and October 2023, the Company has collectively repaid $3,367,290 principal balance pertained to above mentioned convertible notes.

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the three and six months ended December 31, 2023, amortization of debt discount were amounted to $119,402 and $358,284, respectively pertained to convertible notes from YA II PN.  As of December 31, 2023 and June 30, 2023, the convertible notes payable, net from YA II PN was amounted to $0 and $4,791,716, respectively.

The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2022 balance	14,108,876	(717,260)	13,391,616	10,954,042	2,437,574
Issuance of convertible notes	8,172,093	(1,189,074)	6,983,019	6,983,019	-
Amortization of debt discounts	-	1,290,050	1,290,050	1,290,050	-
Conversion	(17,130,969)	245,980	(16,884,989)	(14,447,415)	(2,437,574)
Exchange rate effect	-	12,020	12,020	12,020	-
June 30, 2023 balance	$5,150,000	$(358,284)	$4,791,716	$4,791,716	$-
Amortization of debt discounts	-	330,351	330,351	330,351	-
Repayments	(3,367,290)	-	(3,367,290)	(3,367,290)	-
Conversion	(1,782,710)	27,933	(1,754,777)	(1,754,777)	-
December 31, 2023 balance	$-	$-	$-	$-	$-

For three and six months ended December 31, 2023, interest expenses related to the aforementioned convertible notes amounted to $21,450 and $66,672, respectively.

For the three and six months ended December 31, 2022, interest expenses related to the aforementioned convertible notes amounted to $0 and $20,464.

Note 11 – Other payables and accrued liabilities

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Accrued professional fees (i)	$25,993	$233,600
Accrued promotion expenses (ii)	10,410	39,538
Accrued payroll	167,672	157,542
Accrued interest (iii)	81,727	79,936
Payables to merchant from ZCITY platform (iv)	279,811	174,056
Others	47,375	38,724
Total other payables and accrued liabilities	$612,988	$723,396

(i)	Accrued professional fees

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

The balance of accrued interest represented the balance of interest payable from convertible notes aforementioned in Note 10.

(iv)	Payables to merchants from ZCITY platform

The balance of payables to merchants from ZCITY platform represented the amount the Company collected on behalf of merchant from its customer through the Company’s ZCITY platform.

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of December 31, 2023	As of June 30, 2023
			(Unaudited)	(Audited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Equipment rental deposit	$12,581	$12,379

Other payables, related parties

Name of Related Party	Relationship	Nature	As of December 31, 2023	As of June 30, 2023
			(Unaudited)	(Audited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is the shareholder of this entity	Consulting fee	$-	$345
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	14,411	1,315
Total			$14,411	$1,660

Amount due to related parties

Name of Related Party	Relationship	Nature	As of December 31, 2023	As of June 30, 2023
			(Unaudited)	(Audited)
Chong Chan “Sam” Teo	Directors, Chief Executive Officer, and Shareholder of TGL	Interest-free loan, due on demand	$-	$186,579
Kok Pin “Darren” Tan	Shareholder of TGL	Interest-free loan, due on demand	-	134,381
Total			$-	$320,960

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of December 31, 2023, such loan has an outstanding balance of $11,951, of which $5,805 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $437 and $685 for the three and six months ended December 31, 2023, respectively. The interest expense was $248 and $519 during the three and six months ended December 31, 2022, respectively.

Related party transactions

Purchase from related parties

			For the Three Months Ended		For the Six Months Ended
			December 31,		December 31,
Name of Related Party	Relationship	Nature	2023	2022	2023	2022
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$12,589	$8,201	$25,413	$8,201

Equipment purchased from a related party

			For the Three Months Ended		For the Six Months Ended
			December 31,		December 31,
Name of Related Party	Relationship	Nature	2023	2022	2023	2022
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$7,159	$25,165	$12,146	$38,655

Operating expenses from related parties

			For the Three Months Ended		For the Six Months Ended
			December 31,		December 31,
Name of Related Party	Relationship	Nature	2023	2022	2023	2022
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	$9,512	$33,228	$33,739	$183,403
Imej Jiwa Communications Sdn Bhd	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity	Consulting fees	-	-	-	2,744
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Operating expense	-	35,644	-	35,644
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense	16,244	-	16,244	-
Total			$25,756	$68,872	$49,983	$221,791

Note 13 – Stockholders’ deficiency

Common stock

Prior to October 2021, TGL is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGL increased its authorized shares to 170,000,000 shares as part of the Reorganization with ZCITY, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value as of December 31, 2023 and 2022. The share capital increased of TGL presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of ZCITY.

Beneficial conversion feature from issuance of convertible note

On January 3, 2022 and May 13, 2022, the Company entered into 2 loan agreements which allow the third party to convert the loan balance along with interest balance incurred into a number of shares of the Company’s common stock as of the closing date of the IPO. For the three months ended December 31, 2023, the Company has withdrawn additional $2,686,914 from these loan agreements. As the Company determined that loan contained a beneficial conversion feature, the Company recognized the fair value of embedded conversion feature of $537,383 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the three months ended December 31, 2023.

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

For the six months ended December 31, 2022, the Company issued 4,175,889 shares of common stock upon stock upon the conversion of $16,534,988 of convertible note payable, net of unamortized discounts and accrued interest (Note 10), among which, $2,437,574 was converted into 353,272 shares of common stock are belonged to the related parties.

For the six months ended December 31, 2023, the Company issued 4,764,200 shares of common stock upon conversion of $1,811,070 of convertible note payable, net of unamortized discounts and accrued interest. (Note 10).

Common stock issued from the Offering, net of issuance costs

On August 15, 2022, the Company had closed its initial underwritten public offering of 2,300,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public price of $4.00 per share. The Company received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, other offering expenses amounted to approximately $1.0 million, and fair value of warrants issued to the underwriters of approximately $0.2 million.

Common stock issued for consulting service

In July 2021 the Company signed a capital market advisory agreement (“Agreement”) with Exchange Listing, LLC (“Consultant”), to engage in advisory service in capital market advisory, corporate governance, and organizational meeting. The term of this Agreement shall commence on the execution date and shall continue until the later of nine months or until the Company is trading on a senior exchange or otherwise extended by both parties. The Company extended the contract term until the Company is trading on a senior exchange. Upon execution of this agreement, the Company agrees to sell to the Consultant, or its designees shares of the Company’s common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding, at $0.001 per share. The Company estimated the fair value of the common stock issued to the Consultant for the year ended June 30, 2022 by using the market price $5.48 per share as per an enterprise per share value appraised from an independent third party. After completion of the Company’s Offering on August 15, 2022, the Company had issued additional 109,833 shares of common stock to ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding using the fair value of $4.00 per share with the fair value of $439,332. Stock-based compensation expense amounted to $0 and $439,332 for the three months ended December 31, 2023 and 2022, respectively.

Common stock issued from the November 2023 Offering, net of issuance costs

On November 30, 2023, The Company had closed the November 2023 Offering of 26,014,000 shares of common stock, at a public offering price of $0.10 per share, and 14,000,000 Pre-Funded Warrants, each with the right to purchase one share of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. The Company received net proceeds from November 2023 Offering of approximately $3.5 million, net of underwriting discounts and commissions and fees, other offering expenses amounted to approximately $0.5 million.

Common stock issued for acquiring intangible assets

On October 12, 2023, the Company, and AI Lab Martech Sdn. Bhd. (the “Licensor”) entered into a License and Service Agreement (the “License Agreement”), in which the Licensor shall provide a non-exclusive, non-transferable, royalty-free license to use and operate an AI software solutions (the “AI Software”) in exchange for the issuance of USD$563,000 worth of common stock of the Company, or 2,943,021 shares valued at USD$0.1913 per share. The License Agreement is for a period of 12 months.

On December 19, 2023, the Company and VT Smart Venture Sdn Bhd (the “Developer”), a company that is in the business of, among other things, technology services, entered into a Software Development Agreement (the “Agreement”), in which the Developer shall provide application, services and turnkey solutions on software development in various aspects, including customization, software design layout, creative media platform development, artificial embedded and artificial intelligence related media platform and design in exchange for USD$1,000,000 worth of common stock, par value $0.00001 per share, of the Company, or 10,000,000 shares valued at USD$0.10 per share. The Agreement is for a period of one month.

Common stock issued to related parties for debts cancellation

On October 30, 2023, the Company issued a total of 1,816,735 restricted shares of common stock to the Company’s Chief Executive Officer, Chong Chan Teo, and shareholder, Kok Pin Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562 in aggregate indebtedness owed to the Creditors.

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

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters (the “Representative”), relating to the Offering of 2,300,000 shares of the Company’s common stock, par value $0.00001 per share, at an Offering price of $4.00 per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The Representative’s Warrant may be exercised beginning on February 10, 2023, until August 10, 2027. As of December 31, 2023, there are no warrants exercised by the Representative.

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

-	Issuance of the Pre-Funded Warrants

On November 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement 2”) with EF Hutton LLC as the underwriter, relating to the November 2023 Offering of (i) 26,014,000 shares of common stock, at a public offering price of $0.10 per share, and (ii) 14,000,000 Pre-Funded Warrants, each with the right to purchase one share of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. The Pre-Funded Warrants became exercisable immediately upon issuance, at an exercise price of $0.0001 or through cashless option.

The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) permit the holders to receive a fixed number of shares of common stock upon exercise, (iv) are indexed to the Company’s common stock. The Company valued the Pre-Funded Warrants at issuance concluding the purchase price approximated the fair value and allocated net proceeds from the purchase proportionately to the common stock and Pre-Funded Warrants, of which $1,398,600 was allocated to the Pre-Funded Warrants and recorded as a component of additional paid in capital.

-	Exercise of the Pre-Funded Warrants

In December 2023, the holder of Pre-Funded Warrants exercised 5,800,000 of the Pre-Funded Warrants into 5,800,000 shares of the Company’s common stock at an exercise price of $0.0001 per share.

Warrants outstanding as of December 31, 2023 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2023	100,000	$5.00	4.1
Granted	14,000,000	0.0001	-
Exercised	(5,800,000)	-	-
Outstanding at December 31, 2023 (unaudited)	8,300,000	$0.04	3.6

*	The Pre-Funded Warrants granted are exercisable immediately upon issuance and expire when exercised in full, thus having no definitive expiration date. As such, the Pre-Funded Warrants have been excluded from the Weighted Average Remaining Contractual Term calculations.

Note 14 – Income taxes

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$(1,617,608)	$(382,251)	$(2,457,461)	$(1,206,716)
- Foreign – Malaysia	424,100	(1,618,414)	(852,834)	(4,454,797)
Loss before income tax	$(1,193,508)	$(2,000,665)	$(3,310,295)	$(5,661,513)

The provision for income taxes consisted of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$3,100	$11,500	$14,800	$23,000
- Foreign – Malaysia	2,906	-	6,131	-
Provision for income taxes	$6,006	$11,500	$20,931	$23,000

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of December 31, 2023, the operations in the United States of America incurred $6,967,325 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income, and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2022. The deferred tax valuation allowance as of December 31, 2023 and June 30, 2023 were $1,463,138 and $1,177,486, respectively.

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

For the six months ended December 31, 2023 and 2022, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

ZCITY, Foodlink, Morgan, and AY Food are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of December 31, 2023, the operations in the Malaysia incurred $21,738,582 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of December 31, 2023 and June 30, 2023 were $5,217,260 and $4,927,995, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$1,463,138	$1,177,486
Net operating loss carry forwards in Malaysia	5,217,260	4,927,995
Amortization of debt discount	156,403	70,415
Less: valuation allowance*	(6,836,801)	(6,175,896)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $660,905 and $994,684 for the six months ended December 31, 2023 and 2022, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2023 and June 30, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the six months ended December 31, 2023 and 2022.

Note 15 – Concentrations of risks

(a)	Major customers

For the three and six months ended December 31, 2023 and 2022, no customer accounted for 10.0% or more of the Company’s total revenues.

As of December 31, 2023, five customers account for approximately 36.7%, 18.5%, 18.0%, 12.9%, and 10.8% of the total balance of accounts receivable, respectively. As of June 30, 2023, two customers account for approximately 24.6% and 24.6% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the three months ended December 31, 2023, two vendors accounted for approximately 58.0% and 31.1% of the Company’s total purchases. For the three months ended December 31, 2022, two vendors accounted for approximately 53.4% and 41.9% of the Company’s total purchases.

For the six months ended December 31, 2023, two vendors accounted for approximately 49.6% and 43.4% of the Company’s total purchases. For the six months ended December 31, 2022, two vendors accounted for approximately 67.1% and 28.3% of the Company’s total purchases.

As of December 31, 2023, three vendors accounted for approximately 40.4%, 18.3%, and 11.6% of the total balance of accounts payable. As of June 30, 2023, one vendor accounted for 91.0% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2023 and June 30, 2023, $1,226,570 and $4,593,634 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $358,859 and $2,458,638 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an provision for estimated credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Note 16 – Leases

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

Upon adoption of FASB ASU 2016-02 on July 1, 2022, the Company recognized $84,829 ROU asset and same amount of operating lease liability based on the present value of the future minimum rental payments of leases, using a discount rate of 3.5% based on duration of lease terms. As of December 31, 2023, the weighted-average lease term is 1.3 years for the remaining leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of December 31, 2023 for the next five years is as follows:

December 31,
2024	$44,821
2025	-
Total undiscounted lease payments	44,821
Less imputed interest	(842)
Total lease liabilities	$43,979

Lease expense for the three and six months ended December 31, 2023 and 2022 were $9,839, and $20,332, respectively. Rent expense for the three and six months ended December 31, 2022 were $12,854, and $22,020, respectively.

Note 17 – Commitments and contingencies

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

Note 18 – Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2023 up through February 14, 2024 the date the Company issued these unaudited condensed consolidated financial statements.

In January 2024, the holder of Pre-Funded Warrants collectively exercised 8,200,000 of the Pre-Funded Warrants into 8,200,000 shares of the Company’s common stock at an exercise price of $0.0001 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended June 30, 2023 (the “Annual Report”) filed with the SEC. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

On November 30, 2023, we closed our underwritten public offering (the “November 2023 Offering”) of (i) 26,014,000 shares of common stock, at a public offering price of $0.10 per share of Common Stock and (ii) 14,000,000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase one share of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. Upon closing of the November 2023 Offering, we received aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts and commission, and non-accountable expense.

On December 19, 2023, VT Smart Venture Sdn Bhd (the “Developer”), a company that is in the business of, among other things, technology services, entered into a Software Development Agreement (the “Software Agreement”), in which the Developer agreed to provide application, services and turnkey solutions on software development in various aspects, including customization, software design layout, creative media platform development, artificial embedded and artificial intelligence related media platform and design in exchange for USD$1,000,000 worth of common stock of the Company, or 10,000,000 shares valued at USD $0.10 per share (the “TGL Shares”).

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

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan. As of February 5, 2024, we had 2,663,165 registered users and 2,027 registered merchants.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as December 31, 2023, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been global supply chain disruptions as a result of the COVID-19 pandemic, Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of December 31, 2023, but we will continue to monitor the effects of supply chain disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2022	2023	2023	2023	2023
Number of new registered user (1)	143,654	98,248	98,087	102,752	38,934
Number of active users (2)	458,177	449,435	378,414	187,180	156,979
Number of new participating merchants	-	10	2	16	1

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	December 31,	March 31,	June 30,	September 30,	December 31,
	2022	2023	2023	2023	2023
Accumulated registered users	2,345,829	2,444,077	2,542,164	2,644,916	2,683,850
Accumulated Participating merchants	1,998	2,008	2,010	2,026	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over the last five quarters as of December 31, 2023. As of December 31, 2023, we recorded 2,683,850 registered users and 156,979 active users on the ZCITY platform. On average, our registered user base has grown by approximately 4.0% over the past five quarters, while our active user numbers have experienced an average decline of 18.1%.

The decrease in growth with regard to registered users and the decline in active users over the past five quarters as of December 31, 2023 was a result of decrease in E-voucher purchasing from our vendor, which eventually reduced the E-voucher available for sales, and attracted less new registered and active users to join our ZCITY platform. Since our product and loyalty program revenue mainly consist of sales of E-voucher which bear a low profit margin, reduction in E-voucher purchasing will allow us to reserve more working capital in developing our TAZTE Smart F&B system (“TAZTE”), which is a system that provides a one stop solution and digitalization transformation for all registered food and beverage (“F&B”) outlets located in Malaysia. As TAZTE is a merchant-oriented program, we intend to utilize our user data to help our merchant customers to achieve higher business growth. As we provided free trial for merchants to participate in TAZTE ended in December 31, 2023 and further extended to June 2024, we have not generated any revenue from TAZTE for the six months ended December 31, 2023. For 2024 and beyond, we do not expect to experience exponential growth rate in our registered and active users as we intend to maintain our E-voucher for sales in a steady level and increase our user’s retention rate.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of December 31, 2023 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
October 1, 2022	December 31, 2022	2,345,829	458,177	19.5%
January 1, 2023	March 31, 2023	2,444,077	449,435	18.4%
April 1, 2023	June 30, 2023	2,542,164	378,414	14.9%
July 1, 2023	September 30, 2023	2,644,916	187,180	7.1%
October 1, 2023	December 31, 2023	2,542,164	156,979	6.2%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of December 31, 2023 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
October 1, 2022	December 31, 2022	458,177	104,191	353,986	27.5%	72.5%
January 1, 2023	March 31, 2023	449,435	81,921	367,514	19.8%	80.2%
April 1, 2023	June 30, 2023	378,414	93,516	284,898	36.6%	63.4%
July 1, 2023	September 30, 2023	187,180	93,836	93,344	75.3%	24.7%
October 1, 2023	December 31, 2023	156,979	38,934	118,045	36.9%	63.1%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended December 31, 2023 and 2022

Revenue

Our breakdown of revenues by categories for the three months ended December 31, 2023 and 2022, respectively, is summarized below:

	For the Three Months Ended December 31,				Change
	2023	%	2022	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$6,488,819	96.6%	$20,293,526	99.3%	(68.0)%
Transaction revenue	15,867	0.2%	17,126	0.1%	(7.4)%
Member subscription revenue	148,205	2.2%	133,516	0.6%	11.0%
Sublicence revenue	60,914	1.0%	-	-%	100.0%
Total revenues	$6,713,805	100.0%	$20,444,168	100.0%	(67.2)%

Total revenues decreased by approximately $13.8 million or 67.2% to approximately $6.7 million for the three months ended December 31, 2023 from approximately $20.4 million for the three months ended December 31, 2022. The decrease was mainly attributable to the decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our newly acquired subsidiaries, Morgan Global Sdn. Bhd (“Morgan”) and AY Food Ventures Sdn. Bhd. (“AY Food”). The product and loyalty program revenue decrease by approximately $13.8 million or 68.0% to approximately $6.5 million for the three months ended December 31, 2023 from approximately $20.3 million for the same period in 2022. The decrease was mainly attributable to our strategic goal to reduce spending related rewards granted to the customers and marketing campaign expenses. Such reduction in incentives grant to customers and the decrease in marketing campaign expenditures had the effect of diminishing the platform's attractiveness to existing and potential customers, ultimately leading to the decrease of revenue in current period.

Transaction revenue

The transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue decreased by 7.4%. Our average percentage of growth of new merchants was approximately 0.3% throughout the five quarters as of December 31, 2023 since the establishment of ZCITY platform. For the three months ending on December 31, 2023, we have one additional new merchant to join our ZCITY platform.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus and referral rewards. Member subscription revenue increased by 11.0% to approximately $150,000 for three months end December 31, 2023 as compared to approximately $134,000 for the same period in 2022 as more customers have joined our Zmember program. As of December 31, 2023 and 2022, we had 28,927 and 15,169 customers who subscribed to our Zmember program, respectively.

Sublicense revenue

As we acquired exclusive worldwide license for right of use in Morganfield’s Trademark, and Abe Yus’s Trademark on May 1, 2023, and June 6, 2023, respectively, for a period of five years, we have generated sublicense revenue consist of fee charged to the customers who sublicensed the right of use of the Trademark from us. For the three months ended December 31, 2023, sublicense revenue was amounted to approximately $61,000 while as of December 31, 2023 we engaged 10 customers as sublicensees who operated their restaurant under Morganfield’s and Abe Yu’s Trademark in Singapore, Malaysia and China.

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended December 31, 2023 and 2022, respectively, is summarized below:

	For the Three Months Ended December 31,		Change
	2023	2022	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$6,308,998	$20,210,159	(68.8)%
Sublicense revenue	59,204	-	100.0%
Total cost of revenue	$6,368,202	$20,210,159	(68.5)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use the Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $13.8 million or 68.5% for the three months ended December 31, 2023 compared with the same period in 2022. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$179,821	$83,367	$96,454	115.7%
Gross margin	2.8%	0.4%	2.4%

Transaction revenue
Gross profit	$15,867	$17,126	$(1,259)	(7.4)%
Gross margin	100.0%	100.0%	—%

Member subscription revenue
Gross profit	$148,205	$133,516	$14,689	11.0%
Gross margin	100.0%	100.0%	—%

Sublicense revenue
Gross profit	$1,710	$—	$1,710	100.0%
Gross margin	2.8%	—%	2.8%

Total
Gross profit	$345,603	$234,009	$111,594	47.7%
Gross margin	5.1%	1.1%	4.0%

Our gross profit for the three months ended December 31, 2023 amounted to approximately $0.3 million as compared to approximately $0.2 million for the three months ended December 31, 2022 which represents an increase of approximately $0.1 million or 47.7%. The increase in gross profit was primarily attributable to we reduce spending related rewards granted to the customers in our ZCITY platform which resulted in less revenue being deferred and led to higher gross profit in current period. The increase in gross profit also attributable to the growth in member subscription revenue, as we had more customers subscribed to our Zmember program as of December 31, 2023.

The gross margin was approximately 5.1% and 1.1% for the three months ended December 31, 2023, and 2022, respectively. The 4.0% increase in gross margin attributed to the rise in gross profit from product and loyalty program revenue which due to the reason indicated above.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $0.5 million and $1.3 million for the three months ended December 31, 2023 and 2022, respectively, representing a decrease of approximately $0.8 million or 59.7%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $0.5 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended December 31, 2023 and 2022, we incurred approximately $0.1 million and $0.6 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, and enhance our cost effectiveness in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $0.8 million and $0.9 million for the three months ended December 31, 2023 and 2022, respectively, representing an decrease of approximately $0.1 million or 8.1%. The decrease was primarily attributed to a reduction in salary expenses of approximately $0.3 million, as we reallocated some of our labor resources to software development services related to VCI's project, offset by director and officer liability insurance expense of approximately $0.1 million and depreciation expense of approximately $0.1 million as a result of expansion of management and administration team to support our business operation.

Research and development expenses

Research and development expense amounted to approximately $138,000 and $168,000 for the three months ended December 31, 2023 and 2022, respectively, representing 17.0% decrease which is attribute to we incurred less in house development expense related to mobile application or website development.

Other (expense) income, net

Other expense, net, amounted to approximately $107,000 for the three months ended December 31, 2023 while other income, net amounted to approximately $55,000 for the three months ended December 31, 2022. Such change was primarily attributable to we incurred other income from software developing service, net of cost of approximately $0.7 million, offset by an unrealized loss approximately $0.4 million from marketable securities, approximately $0.3 million redemption premium payment remit to our convertible note holder as a result of floor price triggering event, and amortization of debt discount of approximately $0.1 million related to our convertible note payable.

Provision for income taxes

Provision for income taxes amounted to approximately $6,000 and $11,500 for the three months ended December 31, 2023 and 2022, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended December 31, 2023 and 2022, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net losses

Our net losses decreased by approximately $0.8 million predominately due to the reasons as discussed above.

For the six months ended December 31, 2023 and 2022

Revenue

Our breakdown of revenues by categories for the six months ended December 31, 2023 and 2022, respectively, is summarized below:

	For the Six Months Ended December 31,				Change
	2023	%	2022	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$19,703,989	97.7%	$35,766,340	99.3%	(44.9)%
Transaction revenue	36,075	0.1%	32,344	0.1%	11.5%
Member subscription revenue	321,424	1.6%	201,824	0.6%	59.3%
Sublicence revenue	116,212	0.6%	-	-%	100.0%
Total revenues	$20,177,700	100.0%	$36,000,508	100.0%	(44.0)%

Total revenues decreased by approximately $15.8 million or 44.0% to approximately $20.2 million for the six months ended December 31, 2023 from approximately $36.0 million for the six months ended December 31, 2022. The decrease was mainly attributable to the decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our newly acquired subsidiaries, Morgan and AY Food. The product and loyalty program revenue decreased by approximately $16.1 million or 44.9% to approximately $19.7 million for the six months ended December 31, 2023 from approximately $35.8 million for the same period in 2022. The decrease was mainly attributable to our strategic goal to reduce spending related rewards granted to the customers and marketing campaign expenses. Such reduction in incentives granted to the customers and the decrease in marketing campaign expenditures had the effect of diminishing the platform’s attractiveness to existing and potential customers, ultimately leading to the decrease of revenue in current period.

Transaction revenue

The transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue increased by 11.5%. Our average percentage of growth of new merchants was approximately 0.3% throughout the five quarters as of December 31, 2023 since the establishment of ZCITY platform. For the six months ending on December 31, 2023, we have an additional 17 new merchants that joined our ZCITY platform.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus and referral rewards. Member subscription revenue increased by 59.3% to approximately $0.3 million for six months end December 31, 2023 as compared to approximately $0.2 million for the same period in 2022 as we have more customers to join our Zmember program. As of December 31, 2023 and 2022, we had 28,927 and 15,169 customers who subscribed to our Zmember program, respectively.

Sublicense revenue

As we acquired exclusive worldwide license for right of use in Morganfield’s Trademark, and Abe Yus’s Trademark on May 1, 2023, and June 6, 2023, respectively, for a period of five years, we have generated sublicense revenue consist of fee charged to the customers who sublicensed the right of use of the Trademark from us. For the six months ended December 31, 2023, sublicense revenue was amounted to approximately $0.1 million while as of December 31, 2023 we engaged 10 customers as sublicensees who operated their restaurant under Morganfield’s and Abe Yu’s Trademark in Singapore, Malaysia, and China.

Cost of revenue

Our breakdown of cost of revenue by categories for the six months ended December 31, 2023 and 2022, respectively, is summarized below:

	For the Six Months Ended December 31,		Change
	2023	2022	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$19,552,148	$35,729,406	(45.3)%
Sublicense revenue	117,315	-	100.0%
Total cost of revenue	$19,669,463	$35,729,406	(44.9)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use the Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $16.1 million or 44.9% for the six months ended December 31, 2023 compared with the same period in 2022. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Six months Ended December 31, 2023	For the Six months Ended December 31, 2022	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$151,841	$36,934	$114,907	311.1%
Gross margin	0.8%	0.1%	0.7%

Transaction revenue
Gross profit	$36,075	$32,344	$3,731	11.5%
Gross margin	100.0%	100.0%	—%

Member subscription revenue
Gross profit	$321,424	$201,824	$119,600	59.3%
Gross margin	100.0%	100.0%	—%

Sublicense revenue
Gross loss	$(1,103)	$—	$(1,103)	—%
Gross loss margin	(0.9)%	—%	(0.9)%

Total
Gross profit	$508,237	$271,102	$237,135	87.5%
Gross margin	2.5%	0.8%	1.8%

Our gross profit for the six months ended December 31, 2023 amounted to approximately $0.5 million as compared to approximately $0.3 million for the six months ended December 31, 2022 which represents an increase of approximately $0.2 or 87.5%. The increase in gross profit was primarily attributable to the reduction of spending related rewards granted to the customers in our ZCITY platform which resulted in less revenue being deferred and led to higher gross profit in current period. The increase in gross profit also attributable to the growth in member subscription revenue, as we had more customers subscribed to our Zmember program as of December 31, 2023.

The gross margin was approximately 2.5% and 0.8% for the six months ended December 31, 2023, and 2022, respectively. The 1.8% increase in gross margin attributed to the rise in gross profit from product and loyalty program revenue which due to the reason indicated above.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $1.3 million and $2.6 million for the six months ended December 31, 2023 and 2022, respectively, representing a decrease of approximately $1.3 million or 50.3%. The decrease was mainly attributable to the decrease in marketing and promotion expense of approximately $1.0 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the six months ended December 31, 2023 and 2022, we incurred approximately $0.3 million and $1.0 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, and enhance our cost effectiveness in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $2.0 million and $1.7 million for the six months ended December 31, 2023 and 2022, respectively, representing an increase of approximately $0.4 million or 21.4%. The increase was mainly due to increase of director & officer liability insurance expense of approximately $0.2 million, legal and professional expense of approximately $0.1 million and depreciation expense of approximately $0.1 million as a result of expansion of management and administration team to support our business operation.

Research and development expenses

Research and development expense amounted to approximately $227,000 and $297,000 for the six months ended December 31, 2023 and 2022, respectively, representing 23.7% decrease which is attribute to we incurred less expense in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $0 and $0.4 million for the six months ended December 31, 2023 and 2022 respectively, representing decrease of approximately $0.4 million. The stock-based compensation incurred for the six months ended December 31, 2022 are from Exchange Listing LLC (the “Consultant”) related to our initial public offering.

Other expense, net

For the six months ended December 31, 2023 and 2022, we incurred other expense, net, amounted to approximately $0.3 million and $0.9 million, respectively, representing a decrease of approximately $0.7 million which was primarily attributable to we incurred other income from software developing service, net of cost of approximately $0.7 million, and a decrease of amortization of debt discount of approximately $0.6 million related to our convertible note payable as we had fewer convertible notes containing debt discount that needed to be amortized for the six months ended December 31, 2023 compare to the same period in 2022, offset by an unrealized loss approximately $0.3 million from marketable securities we received as service consideration in development of an artificial intelligence powered travel platform, redemption premium of approximately $0.3 million remit to our convertible note holder as a result of floor price triggering event.

Provision for income taxes

Provision for income taxes amounted to approximately $21,000 and $23,000 for the six months ended December 31, 2023 and 2022, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the six months ended December 31, 2023 and 2022, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

Our net losses decreased by approximately $2.4 million predominately due to the reasons as discussed above.

Liquidity and Capital Resources

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our liquidity needs are to meet working capital requirements and operating expense obligations. To date, we financed our operations primarily through cash flows from contribution from stockholders, issuance of convertible notes, related party loans and our completion of initial underwritten public offering.

As of December 31, 2023 and June 30, 2023, we had approximately $1.2 million and $4.6 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On August 15, 2022, we had closed our initial underwritten public offering of 2,300,000 shares of common stock, par value $0.00001 per share, at $4.00 per share. We received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts and commissions and fees, and other estimated offering expenses which amounted to approximately $1.0 million.

From February to June 2023, we issued two convertible notes to a third party in an aggregate principal amount of $5,500,000. We received $5,060,000 in proceeds from the third-party net of discount. The convertible notes accrued interest at 4% per annum and had a 12-month term. On December 6, 2023, we paid a total of $2,102,909.59 which represented the outstanding balance of one of the convertible notes issued pursuant to the securities purchase agreement. The other convertible note had already been fully converted into shares of our common stock prior to December 6, 2023.

On November 30, 2023, we closed our November 2023 Offering of (i) 26,014,000 shares of common stock, at a public offering price of $0.10 per share, and (ii) 14,000,000 Pre-Funded Warrants, each with the right to purchase one share of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. Upon closing of the November 2023 Offering, we received aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts, and non-accountable expense.

Despite receiving the proceeds from our initial underwritten public offering, November 2023 Offering, and issuance of two convertible notes, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from our related parties.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the six months ended December 31, 2023 and 2022:

	For the Six Months Ended
	December 31, 2023	December 31, 2022

Net cash used in operating activities	$(3,089,366)	$(4,618,391)
Net cash used in investing activities	(206,928)	(72,306)
Net cash (used in) provided by financing activities	(71,026)	7,716,349
Effect of exchange rate on cash and cash equivalents	256	(150,270)
Net change in cash and cash equivalents	$(3,367,064)	$2,875,382

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2023 was approximately $3.1 million and was mainly comprised of the net loss of approximately $3.3 million, non-cash other income of approximately $1.0 million from software developing service related to VCI’s project as mentioned in other income, net above, increase of prepayment of approximately $0.1 million as our vendors required us to make deposit to secure the purchase, offset by non-cash items of depreciation, amortization, allowance for credit losses and unrealized loss on marketable securities amounted to approximately $1.0 million, decrease of inventories of approximately $0.3 million as we reduced our purchase and intended to maintain a more effective inventory level, decrease of approximately $0.2 million in other receivables and other current assets is attributed to the utilization of prepaid information technology and insurance expenses from previous periods in the current period, and increase of approximately $0.1 million in accounts payable as we made more purchases on account.

Net cash used in operating activities for the six months ended December 31, 2022 was approximately $4.6 million and was mainly comprised of the net loss of approximately $5.7 million, increase of prepayments of approximately $0.3 million as our vendors required us to make deposit to secure the purchase, and increase of approximately $0.3 million in other receivable and other current assets as we prepaid IT maintenance fee to a third party service provider. The net cash used in operating activities was mainly offset by amortization of debt discount of approximately $1.0 million, stock-based compensation of approximately $0.4 million, decrease of inventories of approximately $18,000 as we improved our inventories turnover rate due to demand of our product, increase in account payable of approximately $59,000 as we made more purchases on account and increase of approximately $81,000 in contract liability as we deferred more revenue due to increase of our customer’s redemption rate in spending related reward points.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2023 was approximately $0.2 million, which was mainly due to purchase of equipment and intangible assets of approximately $15,000, and $0.2 million, respectively, for our operations used.

Net cash used in investing activities for six months ended December 31, 2022 was approximately $72,000, which was in respect of purchase of equipment for our operations.

Financing Activities

Net cash used by financing activities for the six months ended December 31, 2023 was approximately $71,000, which mainly comprised of repayment to convertible notes, insurance loan and related party loan of approximately $3.5 million, offset by approximately $3.5 million net proceeds received from issuance of common stock and Pre-Funded Warrants related to the November 2023 Offering.

Net cash provided by financing activities for the six months ended December 31, 2022 was approximately $7.7 million, which were mainly comprised of proceeds received from the issuance of convertible note from third party of approximately $2.7 million, proceeds received from our initial public offering of approximately $8.2 million and proceeds received from third party of approximately $0.6 million, offset by repayment to related parties and third parties loan of approximately $3.7 million, repayment of a senior note of $65,000 and $15,000 payment of deferred offering costs.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

Commitment

On May 1, 2023, our subsidiary Morgan entered into a worldwide master license agreement with Morganfield’s Holdings Sdn Bhd, an unrelated third party. Pursuant to the License agreement, the Licensor agreed to grant Morgan with the exclusive worldwide license for right of use in Morganfield’s Trademark for a period of five years. During the five years license period, Morgan is obligated to pay the licensor for license fee on monthly basis in an aggregate total of minimum payment of approximately $1.5 million or 40% of the total monthly collection from Morgan’s sub-licensees, whichever is higher.

On June 6, 2023, we entered into a worldwide master license agreement with Sigma Muhibah Sdn Bhd, an unrelated third party. Pursuant to the License Agreement 2, the Licensor 2 agreed to grant the AY Food Ventures Sdn Bhd with the exclusive worldwide license for right of use in Abe Yus’s Trademark for a period of five years. During the five years license period, we agree to pay the licensor 2 for license fee on monthly basis in an aggregate total of minimum payment of approximately $1.2 million or 40% of the total monthly collection from our sub-licensees, whichever is higher.

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

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue, the useful lives of property and equipment, impairment of long-lived assets, provision for estimated credit losses, write-down for estimated obsolescence or unmarketable inventories, realization of deferred tax assets and uncertain tax position, fair value of our stock price to determine the beneficial conversion feature (“BCF”) within the convertible note, fair value of the stock-based compensation, fair value of the marketable securities and fair value of the warrants issued. Actual results could differ from these estimates.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform, sublicensing revenue and sales of food and beverage products. Starting from July 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). We used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform and 100% provision for customer balances aged above 60 days for sublicensing revenue and sales of food and beverage products. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of December 31, 2023 and June 30, 2023, we recorded $54,280 and $214 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three and six months ended December 31, 2023, we recorded $486 write-down for inventories. For the three and six months ended December 31, 2022, we did not record any write-down for inventories.

Other receivables and other current assets, net

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance of other receivables and other current assets were recorded as of December 31, 2023 and 2022.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipt of inventories, services or refundable, we will recognize an allowance account to reserve such balances. Management reviews our prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and updates it if necessary. No allowance of prepayments was recorded as of December 31, 2023 and 2022.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of December 31, 2023 and 2022.

Investment in marketable securities

We follow the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) in the caption of “unrealized holding loss on marketable securities” in each reporting period. For the three and six months ended December 31, 2023, we incurred unrealized holding loss on marketable securities amounted to approximately $413,000 and $352,000, respectively.

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

Stock-based compensation

We recognize compensation costs resulting from the issuance of stock-based awards to third party consultant and former director as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants granted are estimated as of the grant date using the Black-Scholes-Merton option-pricing model while the fair value of each common stock granted are estimated using the Company’s closing stock price on the grant date. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. The fair value of the stock-based compensation which included warrants and common stock issued were estimated to be $0 and $439,332 for the six months ended December 31, 2023 and 2022, respectively.

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

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature. A BCF is recorded by us as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and we amortize the discount to interest expense, over the life of the debt.

Warrants

We account for warrants as equity-classified instruments in accordance with ASC 480 and ASC 815. The fair value of each warrant granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. Based on the above assumption, the fair value of the warrants issued during the six months ended December 31, 2022 were estimated to be $175,349.

For the six months ended December 31, 2023, 14,000,000 Pre-Funded Warrant were issued in connection with the November 2023 Offering. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. We valued the Pre-Funded Warrants at issuance concluding the purchase price approximated the fair value and allocated net proceeds from the purchase proportionately to the common stock and Pre-Funded Warrants, of which $1,398,600 was allocated to the Pre-Funded Warrants and recorded as a component of additional paid in capital.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of December 31, 2023 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

●	Inadequate U.S. GAAP expertise. The current accounting staff is inexperienced in applying U.S. GAAP standard as they are primarily engaged in ensuring compliance with International Financial Reporting Standards (“IFRS”) accounting and reporting requirement for our consolidated operating entities, and thus require substantial training. The current staff’s accounting skills and understanding as to how to fulfill the requirements of U.S. GAAP-based reporting, including subsidiary financial statements consolidation, are inadequate.

●	Inadequate internal audit function. We lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on September 28, 2023 and our applicable risk factors in our Registration Statement on Form S-1 (File No. 333-275411), initially filed with the SEC on November 8, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A)	Unregistered Sales of Equity Securities

(a)	Issuance of Capital Stock.

From October 1, 2023 to December 31, 2023, we issued the following:

●	10,000,000 shares of our common stock to VT Smart Venture Sdn Bhd in connection with the Software Development Agreement dated as of December 19, 2023;

●	2,943,021 shares of our common stock to AI Lab Martech Sdn. Bhd. in connection with the License and Service Agreement dated as of October 12, 2023; and

●	1,057,519 shares of common stock to our Chief Executive Officer and 759,216 shares of common stock to our former Chief Executive Officer in exchange for the cancellation of a total of $321,562.08 in aggregate indebtedness owed to them.

(b)	Warrants.

None.

(B)	Use of Proceeds

Not applicable.

(C)	Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.1*	Form of Pre-Funded Warrant
10.1**	Agreement dated as of October 5, 2023, by and between the Company and YA II PN, Ltd
10.2***	License and Service Agreement dated as of October 12, 2023, by and between the Company and AI Lab Martech Sdn. Bhd.
10.3****	Letter Agreement dated November 28, 2023 from Yorkville Advisors Global, L.P. to Treasure Global Inc
10.4*****	Software Development Agreement dated as of December 19, 2023, by and between the Company and VT Smart Venture Sdn Bhd
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on December 1, 2023.
**	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 12, 2023.
***	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 18, 2023.
****	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on December 4, 2023.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on December 21, 2023.
+	Filed herewith.
++	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: February 14, 2024	/s/ Chong Chan “Sam” Teo
Chong Chan “Sam” Teo
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 14, 2024	/s/ Michael Chan Meng Chun
Michael Chan Meng Chun
Chief Financial Officer
(Principal Financial and Accounting Officer)