Form 10-Q
period 2024-03-31
TREASURE GLOBAL INC
filed 2024-05-14
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________   to ________

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

As of May 13, 2024, the registrant had a total of 1,304,699 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$306,532	$4,593,634
Accounts receivable, net	72,740	163,169
Inventories, net	48,242	400,543
Other receivables and other current assets	360,658	613,125
Other receivable, a related party	12,229	12,379
Prepayments	406,247	248,551
Total current assets	1,206,648	6,031,401

OTHER ASSETS
Property and equipment, net	200,958	279,600
Intangible assets, net	2,421,520	-
Operating lease right-of-use assets	31,609	61,377
Investment in marketable securities	300,860	-
Total other assets	2,954,947	340,977

TOTAL ASSETS	$4,161,595	$6,372,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Related party loan, current portion	$6,060	$5,323
Insurance loan	56,889	160,292
Convertible notes payable, net of unamortized discounts of $0 and $358,284 as of March 31, 2024 and June 30, 2023, respectively	-	4,791,716
Accounts payable	179,986	42,853
Customer deposits	48,285	161,475
Contract liability	171,629	157,080
Other payables and accrued liabilities	549,888	723,396
Other payables, related parties	-	1,660
Amount due to related parties	-	320,960
Operating lease liabilities	25,261	40,274
Income tax payables	39,931	67,546
Total current liabilities	1,077,929	6,472,575

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	9,113	22,036
Related party loan, non-current portion	4,084	8,099
Total non-current liabilities	13,197	30,135
TOTAL LIABILITIES	1,091,126	6,502,710

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.0007; 150,000,000 shares authorized, 1,304,699 and 255,734 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively*	913	180
Additional paid-in capital	39,655,509	31,485,556
Accumulated deficit	(36,487,992)	(31,443,451)
Accumulated other comprehensive loss	(97,961)	(172,617)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	3,070,469	(130,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,161,595	$6,372,378

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
REVENUES	$1,596,129	$18,152,113	$21,773,829	$54,152,621

COST OF REVENUES	(1,379,123)	(18,004,280)	(21,048,586)	(53,700,540)

GROSS PROFIT	217,006	147,833	725,243	452,081

SELLING	(292,253)	(1,174,925)	(1,564,596)	(3,734,255)
GENERAL AND ADMINISTRATIVE	(1,113,805)	(1,369,369)	(3,137,094)	(3,035,688)
RESEARCH AND DEVELOPMENT	(181,502)	(105,961)	(402,130)	(403,191)
STOCK-BASED COMPENSATION	-	(380,000)	-	(819,332)
TOTAL OPERATING EXPENSES	(1,587,560)	(3,030,255)	(5,103,820)	(7,992,466)

LOSS FROM OPERATIONS	(1,370,554)	(2,882,422)	(4,378,577)	(7,540,385)

OTHER (EXPENSE) INCOME
Other (expense) income, net	6,516	1,329	(190,805)	37,695
Interest expense	(2,572)	(8,220)	(72,014)	(50,060)
Unrealized holding loss on marketable securities	(346,705)	-	(699,140)	-
Other income from software developing service, net of cost	-	-	675,131	-
Amortization of debt discount	-	(25,255)	(358,284)	(1,023,331)
TOTAL OTHER EXPENSE, NET	(342,761)	(32,146)	(645,112)	(1,035,696)

LOSS BEFORE INCOME TAXES	(1,713,315)	(2,914,568)	(5,023,689)	(8,576,081)

PROVISION FOR INCOME TAXES	-	(11,500)	(20,852)	(34,500)

NET LOSS	(1,713,315)	(2,926,068)	(5,044,541)	(8,610,581)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(5,293)	(24,621)	(5,250)	(109,899)

COMPREHENSIVE LOSS	$(1,718,608)	$(2,950,689)	$(5,049,791)	$(8,720,480)

LOSS PER SHARE
Basic and diluted*	$(2.32)	$(11.83)	$(14.65)	$(0.53)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	738,285	247,427	344,291	230,918

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL STOCKHOLDERS’
	Number of shares*	Par value	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	EQUITY (DEFICIENCY)
Balance as of June 30, 2023	255,734	$180	$31,485,556	$(31,443,451)	$(172,617)	$(130,332)
Net loss	-	-	-	(2,131,712)	-	(2,131,712)
Conversion of convertible note payable	40,322	28	1,325,610	-	-	1,325,638
Foreign currency translation adjustments	-	-	-	-	43	43
Balance as of September 30, 2023 (Unaudited)	296,056	208	32,811,166	(33,575,163)	$(172,574)	(936,363)
Net loss	-	-	-	(1,199,514)	-	(1,199,514)
Conversion of convertible note payable	27,739	19	485,413	-	-	485,432
Issuance of common stock to related parties for debts cancellation	25,954	18	321,544	-	-	321,562
Issuance of common stock for acquiring intangible assets	184,901	129	1,562,871	-	-	1,563,000
Issuance of common stock and prefunded warrants in underwritten public offering, net of issuance costs	371,629	260	3,457,046	-	-	3,457,306
Exercise of prefunded warrants into common stock	82,858	58	522	-	-	580
Foreign currency translation adjustments	-	-	-	-	(5,293)	(5,293)
Balance as of December 31, 2023 (Unaudited)	989,137	692	38,638,562	(34,774,677)	(177,867)	3,686,710
Net loss	-	-	-	(1,713,315)	-	(1,713,315)
Exercise of prefunded warrants into common stock	117,142	82	738	-	-	820
Issuance of common stock for acquiring intangible assets	198,412	139	999,861	-	-	1,000,000
Capital contribution	-	-	16,348	-	-	16,348
Foreign currency translation adjustments	-	-	-	-	79,906	79,906
Additonal shares of common stock round up adjustment due to retroactive effect of 1-for-70 reverse stock split	8	-	-	-	-	-
Balance as of March 31, 2024 (Unaudited)	1,304,699	$913	$39,655,509	$(36,487,992)	$(97,961)	$3,070,469

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL STOCKHOLDERS’
	Number of shares*	Par value	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE (LOSS)	EQUITY (DEFICIENCY)
Balance as of June 30, 2022	150,647	$105	$4,020,552	$(19,715,740)	$98,524	$(15,596,559)
Beneficial conversion feature from issuance of convertible notes	-	-	537,383	-	-	537,383
Net loss	-	-	-	(3,672,348)	-	(3,672,348)
Issuance of common stock - non-employee stock compensation	1,570	1	439,331	-	-	439,332
Conversion of convertible note payable	54,609	38	14,097,376	-	-	14,097,414
Conversion of convertible note payable, related parties	5,047	4	2,437,570	-	-	2,437,574
Issuance of common stock in initial public offering, net of issuance costs	32,858	23	7,951,202	-	-	7,951,225
Fair value of warrants issued in initial public offering	-	-	175,349	-	-	175,349
Issuance of warrants - non- employee stock compensation	-	-	856,170	-	-	856,170
Cashless exercise of warrants- non- employee stock compensation into common stock	2,245	2	(2)	-	-	-
Foreign currency translation adjustments	-	-	-	-	(135,276)	(135,276)
Balance as of September 30, 2022 (Unaudited)	246,976	173	30,514,931	(23,388,088)	(36,752)	7,090,264
Net loss	-	-	-	(2,012,165)	-	(2,012,165)
Foreign currency translation adjustments	-	-	-		49,998	49,998
Balance as of December 31, 2022 (Unaudited)	246,976	173	30,514,931	(25,400,253)	13,246	5,128,097
Beneficial conversion feature from issuance of convertible notes	-	-	2,035	-	-	2,035
Net loss	-	-	-	(2,926,068)	-	(2,926,068)
Issuance of common stock - non-employee stock compensation	4,082	3	379,997	-	-	380,000
Foreign currency translation adjustments	-	-	-	-	(24,621)	(24,621)
Balance as of March 31, 2023 (Unaudited)	251,058	$176	$30,896,963	$(28,326,321)	$(11,375)	$2,559,443

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,044,541)	$(8,610,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90,941	83,664
Amortization of intangible assets	331,582	-
Amortization of debt discounts	358,284	1,023,331
Amortization of operating right-of-use assets	29,280	25,548
Allowance for credit losses	153,985	-
Inventories write-down	484	-
Stock-based compensation	-	819,332
Other income from software developing service, net of cost	(1,000,000)	-
Unrealized loss on marketable securities	699,140	-
Change in operating assets and liabilities
Accounts receivable	(64,751)	(42,628)
Inventories	350,051	2,009
Other receivables and other current assets	251,296	(275,801)
Prepayments	(162,128)	(176,201)
Accounts payable	138,889	(24,990)
Accounts payable, related parties	-	(14,095)
Customer deposits	(112,220)	60,318
Contract liabilities	16,609	(12,155)
Other payables and accrued liabilities	(139,648)	137,010
Other payables, related parties	-	14,395
Operating lease liabilities	(27,421)	(25,548)
Income tax payables	(30,261)	(11,950)
Net cash used in operating activities	(4,160,429)	(7,028,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(15,029)	(83,639)
Purchases of intangible asset	(191,642)	-
Net cash used in investing activities	(206,671)	(83,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering cost	-	(15,000)
Proceeds from issuance of common stock in initial public offering	-	8,235,109
Proceeds from issuance of common stock and prefunded warrants in November 2023 Offering	3,457,306	-
Proceeds received from exercising prefunded warrants	1,400	-
Capital contribution	16,348	-
Proceeds received from insurance loan	62,966
Principal payments of insurance loan	(166,369)	(25,876)
Payments of related party loan	(3,142)	(3,666)
Proceeds from issuance of convertible notes	-	4,512,092
Repayments of convertible notes	(3,367,290)	-
Repayment of senior note	-	(65,000)
Repayments to related parties	-	(1,728,225)
Proceeds from third party loans	-	558,084
Repayments to third party loans	-	(1,952,911)
Net cash provided by financing activities	1,219	9,514,607

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	78,779	(153,185)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,287,102)	2,249,441

CASH AND CASH EQUIVALENTS, beginning of period	4,593,634	1,845,232

CASH AND CASH EQUIVALENTS, end of period	$306,532	$4,094,673

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$29,957	$4,650
Interest paid	$51,333	$42,998

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Offering costs paid in the prior period	$-	$93,536
Beneficial conversion feature resulted from issuance of convertible notes	$-	$539,418
Fair value of warrants issued to underwriter	$-	$175,349
Fair value of warrants issued to consultant	$-	$856,170
Fair value of common stock issued to consultant	$-	$439,332
Recognition of operating right-of-use asset and lease liability	$-	$87,788
Conversion of convertible note payable, net of unamortized discounts	$1,811,070	$14,097,414
Conversion of convertible note payable, related parties	$-	$2,437,574
Financing insurance premium by obtained an insurance loan	-	264,563
Marketable securities received as in exchange of software developing service	$1,000,000	$-
Issuance of common stock to related parties for debts cancellation	$321,562	$-
Issuance of common stock for acquiring intangible assets	$2,563,000	$-

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

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $4.4 million for the nine months ended March 31, 2024; (2) accumulated deficit of approximately $36.5 million as of March 31, 2024; and (3) net operating cash outflow of approximately $4.2 million for the nine months ended March 31, 2024.

On August 15, 2022, the Company closed its Offering of 32,857 (2,300,000 pre reverse split) shares of common stock, par value $0.00001 per share, at $280 ($4.00 pre reverse split) per share. The Company received aggregate net proceeds from the closing of approximately $8.2 million, after deducting underwriting discounts, commissions, fees, and other estimated offering expenses.

From February 2023 to June 2023, the Company issued two convertible notes to a third party, in an aggregate principal amount of $5,500,000. Upon completion of these transactions, the Company received $5,060,000 in net proceeds from this third party, net of debt discount. The convertible notes accrue or will accrue interest expense at 4% per annum and have a 12-month term.

On November 30, 2023, the Company closed its November 2023 Offering of (i) 371,628 (26,014,000 pre reverse split) shares of common stock, par value $0.00001 per share, at a public offering price of $0.10 per share of Common Stock and (ii) 14,000,000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase 0.01 (one share pre reverse split) of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrants. Upon closing of the November 2023 Offering, the Company received an aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts, and non-accountable expense.

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

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of March 31, 2024, its unaudited results of operations for the three and nine months ended March 31, 2024 and 2023, and its unaudited cash flows for the nine months ended March 31, 2024 and 2023, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of March 31, 2024, the Company had two operating segments: (1) revenue generated from the ZCITY platform and (2) revenue from food and beverage products, along with sublicensing revenue. However, upon assessing both the qualitative and quantitative criteria outlined in ASC 280, ’Segment Reporting,’ it was determined that the operating segments related to food and beverage product revenue and sublicensing revenue did not meet the quantitative criteria. Consequently, the Company considers itself to be operating within a single reportable segment.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	March 31, 2024	June 30, 2023
Period-end MYR: US$1 exchange rate	4.72	4.67

	For the nine months ended March 31,
	2024	2023
Period-average MYR: US$1 exchange rate	4.68	4.53

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of health care product on its ZCITY platform as well as sublicensing revenue, and sales of food and beverage products. Starting from July 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2024 and June 30, 2023, the Company recorded $152,831 and $214 of allowance for credit loss, respectively.

For the nine months ended March 31, 2024 and 2023, the Company record $153,985 and $0 additional allowance for credit loss against accounts receivable, respectively.

For the three months ended March 31, 2024 and 2023, the Company record $101,860 and $0 additional allowance for credit loss against accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and nine months ended March 31, 2024, the Company recorded $0 and $484 write-down for inventories. For the three and nine months ended March 31, 2023, the Company did not record any write-down for inventories.

Other receivables and other current assets

Other receivables and other current assets primarily include prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2024 and June 30, 2023, no allowance for doubtful account was recorded.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2024 and June 30, 2023, no allowance for doubtful account was recorded.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2024 and June 30, 2023, no impairment of long-lived assets was recognized.

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $274,198 to support an average 3.7 days of sales during the nine months ended March 31, 2024, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. For the three and nine months ended March 31, 2024, $48,576 and $381,701 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively. For the three and nine months ended March 31, 2023, $458,219 and 1,506,795 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

The Company earns transaction revenue from merchants when transactions are completed on certain retail marketplaces. Such revenue is generally determined as a percentage based on the value of merchandise or services being sold by the merchants. In connection with the transaction revenue, the Company offers to share the profit of the transaction (“agent commission”) to the agents who has referred merchants to participating in Company’s online marketplace platform and in ZCITY. Transaction revenue is recognized, net of agent commission, in the unaudited condensed consolidated statements of operations at the time when the underlying transaction is completed.

Member subscription revenue

-	Performance obligations satisfied over time

In order to attract more customer to engage with the Company’s online marketplace and in ZCITY, the Company provides membership subscription to the customers to join the Zmember program, a membership program that provides member with benefits which included exclusive saving, bonus, and referral rewards. Member subscription revenue primarily consists of fees charge to customers who sign up for Zmember. As the Company provides customers with 6 months member subscription service in general, member subscription revenue is recognized in the unaudited condensed consolidated statement of operation over the time across the subscription period.

Sublicense revenue

-	Performance obligations satisfied over time

The Company, through its wholly-owned subsidiaries, Morgan and AY Food, generates revenue by sublicensing the right to use the Licensor’s Trademark to its customers. Since the sublicense fee is charged to customers on a monthly basis throughout the contractual period, the Company recognizes sublicense revenue in the unaudited condensed consolidated statements of operations over the duration of the contract. Furthermore, the Company establishes itself as the principal in these arrangements, as it possesses the latitude to establish pricing and assumes the inventory risk associated with fulfilling the minimum payment obligations to the Trademark’s licensor regardless of the number of sublicensees engaged by the Company during the license period.

Disaggregated information of revenues by products/services are as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$1,213,360	$17,815,306	$20,083,266	$53,265,957
Health care products, computer products, and food and beverage products revenue (1)	226,587	74,445	952,853	151,445
Loyalty program revenue (1)	15,254	213,663	123,071	452,352
Transaction revenue (1)	13,666	20,742	49,741	53,086
Member subscription revenue (2)	84,235	27,957	405,659	229,781
Sublicense revenue (2)	43,027	-	159,239	-
Total revenues	$1,596,129	$18,152,113	$21,773,829	$54,152,621

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

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

Advertising costs

Advertising costs amounted to $231,915 and $1,148,729 for the three and nine months ended March 31, 2024 respectively. Advertising costs amounted to $865,707 and $2,834,157 for the three and nine months ended March 31, 2023, respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $181,502 and $402,130 for the three and nine months ended March 31, 2024, respectively. Research and development expenses amounted to $105,961 and  $403,191 for the three and nine months ended March 31, 2023, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $54,921 and $192,152 for the three and nine months ended March 31, 2024, respectively. Total expenses for the plans were $82,330 and $190,176 for the three and nine months ended March 31, 2023, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the nine months ended March 31, 2024 and 2023.

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

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS For the nine months ended March 31, 2024 and 2023, 100,000 contingent shares to be issued to the underwriters are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended March 31, 2024 and 2023, the Company did not recognize impairment loss on its operating lease ROU asset.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update: (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (2) Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (3) Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (4) Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s unaudited condensed consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, (5) Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

Note 3 – Accounts receivable, net

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Accounts receivable	$225,571	$163,383
Provision for estimated credit losses	(152,831)	(214)
Total accounts receivable, net	$72,740	$163,169

Movements of provision for estimated credit losses are as follows:

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Beginning balance	$214	$227
Addition	153,985	601
Write-off	-	(601)
Exchange rate effect	(1,368)	(13)
Ending balance	$152,831	$214

Note 4 – Inventories, net

Inventories consist of the following:

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Gift card (or E-voucher)	$20,641	$378,710
Nutrition products	12,940	8,383
Food and beverage products	14,661	13,450
Total	$48,242	$400,543

Note 5 – Other receivables and other current assets

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Deposits (i)	$117,830	$59,486
Prepaid tax	5,287	1,595
Prepaid expense (ii)	152,840	552,044
Software development deposit (iii)	84,701	-
Total other receivables and other current assets	$360,658	$613,125

(i)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of March 31, 2024 and 2023, no allowance was recorded against doubtful receivables.

(ii)

The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

In July 2022, the Company entered into an IT service agreement (“Service Agreement”) with a third party. Pursuant to the Service Agreement, the third party will provide IT and advisory service to the Company to enhance its cyber security for a two-year period with a consideration of $477,251. The Company amortized the prepaid expense related to Service Agreement based on the service performed and completed during each period. As of March 31, 2024, the balance of prepaid expense pertained to the Service Agreement amounted to $62,495.

In February 2024, the Company purchased a D&O Insurance premium amounting $74,078 which covers a period of twelve months, to be expired on February 24, 2025. As of March 31, 2024, the balance of prepaid expenses pertaining to the D&O Insurance amounted to $67,904.

(iii)	On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of March 31, 2024, the Company has collected $125,067 of the service deposit as mentioned above and expected to collect the remaining by the end of June 2024.

Note 6 – Prepayments

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Deposits to suppliers	$406,247	$248,551

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Computer and office equipment	$154,454	$142,520
Furniture and fixtures	73,689	73,355
Motor vehicle	82,172	83,185
Leasehold improvement	131,180	132,797
Subtotal	441,495	431,857
Less: accumulated depreciation	(240,537)	(152,257)
Total	$200,958	$279,600

Depreciation expense for the three and nine months ended March 31, 2024 were amounted to $26,770 and $90,941, respectively.  Depreciation expense for the three and nine months ended March 31, 2023 were amounted to $20,756 and $83,664, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of March 31,	As of June 30,
	2024	2023
	(Unaudited)	(Audited)
Internal use software development	$2,752,942	$-
Less: accumulated amortization	(331,422)	-
Total intangible assets, net	$2,421,520	$-

Amortization expense for three and nine months ended of March 31, 2024 was amounted to $199,748 and $331,582, respectively. Amortization expense for three and nine months ended of March 31, 2023 was amounted to $0.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending March 31, 2025	$727,254
Twelve months ending March 31, 2026	428,016
Twelve months ending March 31, 2027	428,016
Twelve months ending March 31, 2028	428,016
Twelve months ending March 31, 2029	410,218
Total	$2,421,520

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

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Cost of investment	$1,000,000	$-
Cumulative unrealized loss on marketable equity securities	(699,140)	-
Investment in marketable securities	$300,860	$-

For the three and nine months ended March 31, 2024, unrealized loss on marketable equity securities were $346,705 and $699,140, respectively.

Note 10 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan (“Insurance loan 1”) amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. As of March 31, 2024, the Insurance loan 1 has been paid in full. In February, 2023, the Company entered into another loan agreement with First Insurance Funding, to obtain a short term loan (“Insurance loan 2”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. As of March 31, 2024, the remaining balance of Insurance loan 2 was amounted to $56,889. The funds from Insurance Loan 1 and 2 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 5.  For the three and nine months ended March 31, 2024, interest expenses pertained to the Insurance loan 1 and 2 amounted to $495 and $3,265, respectively. For the three and nine months ended March 31, 2023, interest expenses related to the insurance loan amounted to $1,301.

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

For the three and nine months ended March 31, 2024, interest expenses related to the aforementioned loans from third parties amounted to $0. For the three and nine months ended March 31, 2023, interest expenses related to the aforementioned loans from third parties amounted to $0 and $2,515, respectively.

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

In addition, notes issuance costs in connection with this note amounted $212,360 and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible notes from date of issuance to date of maturity using effective interest rate method. For the three and nine months ended March 31, 2024, amortization of debt discount amounted to $0. For the three and nine months ended March 31, 2023, amortization of debt discount amounted to $0 and $46,296, respectively.

Upon completion of the Company’s Offering on August 15, 2022, the above mentioned convertible note balance, net of unamortized discount amounted to $1,877,620 was converted into 7,585 (530,900 pre reverse split) shares of the Company’s common stock. Meanwhile, additional 228 (15,927 pre reverse split) shares of common stock were issued to this accredited investor as success fees.

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

For the three and nine months ended March 31, 2024, amortization of debt discount amounted to $0 pertained to aforementioned convertible notes, respectively. For the three and nine months ended March 31, 2023, amortization of debt discount amounted to $0 and $999,904 pertained to aforementioned convertible notes. respectively.

Upon completion of the Company’s Offering on August 15, 2022, the remaining principal and accrued interest balance related to Tophill Loan Agreement 1 and Agreement 2 amounted to $8,639,307 was converted into 39,384 (2,756,879 pre reverse split) shares of the Company’s common stock.

In May, June, July, September, October, and December 2021, the Company issued various batches of convertible notes to 10 accredited investors which included 5 third parties in the aggregate principal amount of $3,580,488 and 5 related parties in the aggregate principal amount of $2,437,574. Pursuant to the agreement, the maturity date is 36 months after the issuance, provided that if an IPO listing is not successful, the accredited investors should be entitled to require the Company to redeem the convertible notes at the subscription/conversion of $6.90 per share along with interest payable at the rate of 12.0% per annum. The Company also evaluated the convertible notes agreement under ASC 815 and determined none of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a BCF and determined that the conversion price ($6.90) was above the market price ($5.48) as per an enterprise per share value appraised from an independent third party, and the convertible notes do not contain a beneficial conversion feature. As a result, the Company record the proceeds received from these convertible notes as a liability in its entirely. Upon completion of the Company’s Offering on August 15, 2022, the balance of these convertible notes amounted to $6,018,062 was converted into 12,460 (872,183 pre reverse split) shares of common stock, among which, $2,437,574 was converted into 5,047 (353,272 pre reverse split) shares of common stock are belonged to the related parties.

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

YA II PN may not during any calendar month convert more than an aggregate of the greater of (a) 25% of the aggregate dollar value traded on the Primary Market during such calendar month or (b) $1,100,000 of principal amount of the Convertible Debentures (plus accrued and unpaid Interest) utilizing the variable conversion price. This limitation shall not apply (i) at any time upon the occurrence and during the continuance of an Event of Default, and (ii) with respect to any conversions utilizing the Fixed Conversion Price. This limitation may be waived with the consent of the Company. Notwithstanding anything to the contrary contained above, the Company shall not issue more than 49,370 (3,455,894 pre reverse split) shares of Common Stock (the “Exchange Cap”) pursuant to the terms of the Convertible, except that such limitation shall not apply in the event that the Company (A) obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of shares of Common Stock in excess of such amount or (B) obtains a written opinion from outside counsel to the Company that such approval is not required, which opinion shall be reasonably satisfactory to the holder of the Convertible Debentures. It is a closing condition to the purchase by the Buyer of the $3,500,000 Convertible Debenture that such shareholder approval be obtained.

As of June 30, 2023, YA II PN purchased two unsecured convertible notes consist of $2,000,000 (“Tranche 1”) and $3,500,000 (“Tranche 2”) in principal amount. The Company evaluated the Securities Purchase Agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price of Tranche 1 ($1.55) and Tranche 2 ($1.30), was below the market price of Tranche 1 ($1.56) and Tranche 2 ($1.38) as per stock price listed in the stock market on February 28, 2023, and June 14, 2023, respectively, therefore, the convertible notes contained a beneficial conversion feature. For the nine months ended March 31, 2024, $1,782,710 of these convertible notes along with $28,360 accrued interest was converted into 40,322 (2,822,472 pre reverse split) shares of common stock.

On September 28, 2023, a Floor Price trigger event occurred as the Company’s daily VWAP is less than the Floor Price. According to the Securities Purchase Agreement, the Company was obligate to make monthly payments starting on the 10th day after the Trigger Date, consisting of the lesser of $1,000,000 or the outstanding principal amount (the “Triggered Principal Amount”), a 7% redemption premium on the Triggered Principal Amount, and accrued unpaid interest. For the nine months ended March 31, 2024, the Company has remit $284,790 redemption premium to YA II PN as a result of Floor Price triggering event.

In December and October 2023, the Company has collectively repaid $3,367,290 principal balance pertained to above mentioned convertible notes.

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the three and nine months ended March 31, 2024, amortization of debt discount were amounted to $0 and $358,284, respectively pertained to convertible notes from YA II PN.  As of March 31, 2024 and June 30, 2023, the convertible notes payable, net from YA II PN was amounted to $0 and $4,791,716, respectively.

The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2022 balance	14,108,876	(717,260)	13,391,616	10,954,042	2,437,574
Issuance of convertible notes	8,172,093	(1,189,074)	6,983,019	6,983,019	-
Amortization of debt discounts	-	1,290,050	1,290,050	1,290,050	-
Conversion	(17,130,969)	245,980	(16,884,989)	(14,447,415)	(2,437,574)
Exchange rate effect	-	12,020	12,020	12,020	-
June 30, 2023 balance	$5,150,000	$(358,284)	$4,791,716	$4,791,716	$-
Amortization of debt discounts	-	330,351	330,351	330,351	-
Repayments	(3,367,290)	-	(3,367,290)	(3,367,290)	-
Conversion	(1,782,710)	27,933	(1,754,777)	(1,754,777)	-
March 31, 2024 balance	$-	$-	$-	$-	$-

For three and nine months ended March 31, 2024, interest expenses related to the aforementioned convertible notes amounted to $0 and $66,672, respectively.

For the three and nine months ended March 31, 2023, interest expenses related to the aforementioned convertible notes amounted to $0 and $20,464.

Note 11 – Other payables and accrued liabilities

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Accrued professional fees (i)	$145,081	$233,600
Accrued promotion expenses (ii)	1,701	39,538
Accrued payroll	82,168	157,542
Accrued interest (iii)	81,658	79,936
Payables to merchant from ZCITY platform (iv)	196,742	174,056
Others	42,538	38,724
Total other payables and accrued liabilities	$549,888	$723,396

(i)	Accrued professional fees

The balance of accrued professional fees represented amount due to third parties service providers which include mobile application developing, marketing consulting service, IT related professional service, audit fee, tax filing fee, and consulting fee related to capital raising.

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

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of March 31, 2024	As of June 30, 2023
			(Unaudited)	(Audited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Equipment rental deposit	$12,229	$12,379

Other payables, related parties

Name of Related Party	Relationship	Nature	As of March 31, 2024	As of June 30, 2023
			(Unaudited)	(Audited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is the shareholder of this entity	Consulting fee	$-	$345
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	-	1,315
Total			$-	$1,660

Amount due to related parties

Name of Related Party	Relationship	Nature	As of March 31, 2024	As of June 30, 2023
			(Unaudited)	(Audited)
Chong Chan “Sam” Teo	Directors, Chief Executive Officer, and Shareholder of TGL	Interest-free loan, due on demand	$-	$186,579
Kok Pin “Darren” Tan	Shareholder of TGL	Interest-free loan, due on demand	-	134,381
Total			$-	$320,960

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of March 31, 2024, such loan has an outstanding balance of $10,144, of which $4,084 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $151 and $507 for the three and nine months ended March 31, 2024, respectively. The interest expense was $239 and $758 during the three and nine months ended March 31,2023, respectively.

Related party transactions

Revenue from related parties

			For the Three Months Ended		For the Nine months Ended
			March 31,		March 31,
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Matrix Ideal Sdn Bhd	Director Yu Weng Lok is shareholder of TGI, Spouse of Chuah Su Chen, COO of the Company		$-	$126	$-	$126

Purchase from related parties

			For the Three Months Ended		For the Nine months Ended
			March 31,		March 31,
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$181	$12,310	$25,594	$20,511

Equipment purchased from a related party

			For the Three Months Ended		For the Nine months Ended
			March 31,		March 31,
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$1,003	$11,001	$13,149	$49,656

Operating expenses from related parties

			For the Three Months Ended		For the Nine months Ended
			March 31,		March 31,
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	$17,675	$96,483	$51,414	$279,886
Imej Jiwa Communications Sdn Bhd	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity	Consulting fees	-	-	-	2,744
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Operating expense	-	10,797	-	46,441
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense	-	-	16,244	-
Total			$17,675	$107,280	$67,658	$329,071

Note 13 – Stockholders’ deficiency

Common stock

Prior to October 2021, TGL is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGL increased its authorized shares to 170,000,000 shares as part of the Reorganization with ZCITY, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value. The share capital increased of TGL presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of ZCITY. On February 22, 2024, a Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) that provides for a 1-for-70 reverse stock split (the “Split”) of its shares of common stock, par value $0.0007 per share.

1-for-70 Reverse stock split

On February 27, 2024, the Company effected a 1:70 reverse stock split of its shares of common stock. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein and in the accompanying unaudited condensed consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-70 reverse stock split, the Company recognized additional 8 shares of common stock due to round up issue.

Beneficial conversion feature from issuance of convertible note

On January 3, 2022 and May 13, 2022, the Company entered into 2 loan agreements which allow the third party to convert the loan balance along with interest balance incurred into a number of shares of the Company’s common stock as of the closing date of the IPO. For the three months ended March 31, 2024, the Company has withdrawn additional $2,686,914 from these loan agreements. As the Company determined that loan contained a beneficial conversion feature, the Company recognized the fair value of embedded conversion feature of $537,383 in the convertible notes as additional paid-in capital and reduced the carrying value of the convertible notes as a debt discount for the nine months ended March 31, 2024.

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

For the nine months ended March 31, 2023, the Company issued 59,656 (4,175,889 pre reverse split) shares of common stock upon the conversion of $16,534,988 of convertible note payable, net of unamortized discounts and accrued interest (Note 10), among which, $2,437,574 was converted into 5,047 (353,272 pre reverse split) shares of common stock are belonged to the related parties.

For the nine months ended March 31, 2024, the Company issued 68,061 (4,764,200 pre reverse split) shares of common stock upon conversion of $1,811,070 of convertible note payable, net of unamortized discounts and accrued interest. (Note 10).

Common stock issued from the Offering, net of issuance costs

On August 15, 2022, the Company had closed its initial underwritten public offering of 32,858 (2,300,000 pre reverse split) shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public price of $4.00 per share. The Company received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, other offering expenses amounted to approximately $1.0 million, and fair value of warrants issued to the underwriters of approximately $0.2 million.

Common stock issued for consulting service

In July 2021 the Company signed a capital market advisory agreement (“Agreement”) with Exchange Listing, LLC (“Consultant”), to engage in advisory service in capital market advisory, corporate governance, and organizational meeting. The term of this Agreement shall commence on the execution date and shall continue until the later of nine months or until the Company is trading on a senior exchange or otherwise extended by both parties. The Company extended the contract term until the Company is trading on a senior exchange. Upon execution of this agreement, the Company agrees to sell to the Consultant, or its designees shares of the Company’s common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding, at $0.001 per share. The Company estimated the fair value of the common stock issued to the Consultant for the year ended June 30, 2022 by using the market price $5.48 per share as per an enterprise per share value appraised from an independent third party. After completion of the Company’s Offering on August 15, 2022, the Company had issued additional 1,570 (109,833 pre reverse split) shares of common stock to ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding using the fair value of $4.00 per share with the fair value of $439,332. Stock-based compensation expense amounted to $0 and $439,332 for the three and nine months ended March 31, 2023, respectively.

Common stock issued from the November 2023 Offering, net of issuance costs

On November 30, 2023, The Company had closed the November 2023 Offering of 371,629 (26,014,000 pre reverse split) shares of common stock, at a public offering price of $0.10 per share, and 14,000,000 Pre-Funded Warrants, each with the right to purchase 0.01 (one share pre reverse split) of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. The Company received net proceeds from November 2023 Offering of approximately $3.5 million, net of underwriting discounts and commissions and fees, other offering expenses amounted to approximately $0.5 million.

Common stock issued for acquiring intangible assets

On October 12, 2023, the Company, and AI Lab Martech Sdn. Bhd. (the “Licensor”) entered into a License and Service Agreement (the “License Agreement”), in which the Licensor shall provide a non-exclusive, non-transferable, royalty-free license to use and operate an AI software solutions (the “AI Software”) in exchange for the issuance of $563,000 worth of common stock of the Company, or 42,044 (2,943,021 pre reverse split) shares valued at $13.39 ($0.1913 pre reverse split) per share. The License Agreement is for a period of 12 months.

On December 19, 2023, the Company and VT Smart Venture Sdn Bhd (the “Developer”), a company that is in the business of, among other things, technology services, entered into a Software Development Agreement (the “Agreement”), in which the Developer shall provide application, services and turnkey solutions on software development in various aspects, including customization, software design layout, creative media platform development, artificial embedded and artificial intelligence related media platform and design in exchange for $1,000,000 worth of common stock, par value $0.00001 per share, of the Company, or 142,857 (10,000,000 pre reverse split) shares valued at $7.0 ($0.10 pre reverse split) per share. The Agreement is for a period of one month.

On March 12, 2024, the Company and Myviko Holding Sdn. Bhd. (the “Seller”) entered into a Software Purchase Agreement (the “Purchase Agreement”), in which the Seller agreed to transfer all rights, title and interest to the Company, including without limitation, all computer software and its source code and software licenses in exchange for the issuance of $1,000,000 worth of common stock, par value $0.00001 per share, of the Company. Pursuant to the Purchase Agreement, the Shares will be issued within 5 business days from the effective date of the Purchase Agreement and will be restricted securities and not be listed on any exchange. As of March 31, 2024, the Company has issued 198,412 shares to the Seller.

Common stock issued to related parties for debts cancellation

On October 30, 2023, the Company issued a total of 25,954 (1,816,735 pre reverse split) restricted shares of common stock to the Company’s Chief Executive Officer, Chong Chan Teo, and shareholder, Kok Pin Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562 in aggregate indebtedness owed to the Creditors.

Capital Contribution

In February 2024, the Company’s Chief Executive Officer, Chong Chan Teo, made a capital contribution of $16,348 in addition to the debt cancellation, as further consideration for the common stock issued to him in October 2023.

Warrants

-	Issuance of warrants - non- employee stock compensation

Pertain to above mentioned Agreement with the Consultant, on August 15, 2022, the Company also issued 300,000 warrants to the Consultant or its designees exercisable for a period of five years at $4.00 per share upon completion of the Company’s Offering. Meanwhile, on the same date, the Consultant had exercised all of its warrants on cashless basis and received 2,245 (157,143 pre reverse split) shares of the Company’s common stock.

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

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters (the “Representative”), relating to the Offering of 32,858 (2,300,000 pre reverse split) shares of the Company’s common stock, par value $0.00001 per share, at an Offering price of $280 ($4.00 pre reverse split) per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 1,428 (100,000 pre reverse split) shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The Representative’s Warrant may be exercised beginning on February 10, 2023, until August 10, 2027. As of March 31, 2024, there are no warrants exercised by the Representative.

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

 On November 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement 2”) with EF Hutton LLC as the underwriter, relating to the November 2023 Offering of (i) 371,629 (26,014,000 pre reverse split) shares of common stock, at a public offering price of $0.10 per share, and (ii) 14,000,000 Pre-Funded Warrants, each with the right to purchase 0.01 (one pre reverse split) share of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. The Pre-Funded Warrants became exercisable immediately upon issuance, at an exercise price of $0.0001 or through cashless option.

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

In December 2023 and January 2024, the holder of Pre-Funded Warrants have collectively exercised 14,000,000 the Pre-Funded Warrants into 200,000 (14,000,000 pre reverse split) shares of the Company’s common stock at an exercise price of $0.0001 per share.

Warrants outstanding as of March 31, 2024 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2023	100,000	$5.00	4.1
Granted	14,000,000	0.0001	-
Exercised	(14,000,000)	-	-
Outstanding at March 31, 2024 (unaudited)	100,000	$5.00	3.4

Note 14 – Income taxes

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$(1,291,148)	$(1,137,653)	$(3,748,688)	$(2,344,369)
- Foreign – Malaysia	(422,167)	(1,776,915)	(1,275,001)	(6,231,712)
Loss before income tax	$(1,713,315)	$(2,914,568)	$(5,023,689)	$(8,576,081)

The provision for income taxes consisted of the following:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$-	$11,500	$14,800	$34,500
- Foreign – Malaysia	-	-	6,052	-
Provision for income taxes	$-	$11,500	$20,852	$34,500

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of March 31, 2024, the operations in the United States of America incurred $7,911,847 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income, and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2022. The deferred tax valuation allowance as of March 31, 2024 and June 30, 2023 were $1,661,488 and $1,177,486, respectively.

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

For the nine months ended March 31, 2024 and 2023, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

ZCITY, Foodlink, Morgan, and AY Food are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of March 31, 2024, the operations in the Malaysia incurred $22,507,454 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of March 31, 2024 and June 30, 2023 were $5,401,789 and $4,927,995, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of March 31, 2024	As of June 30, 2023
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$1,661,488	$1,177,486
Net operating loss carry forwards in Malaysia	5,401,789	4,927,995
Amortization of debt discount	156,403	70,415
Less: valuation allowance*	(7,219,680)	(6,175,896)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $1,042,990 and $1,665,893 for the nine months ended March 31, 2024 and 2023, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2024 and June 30, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the nine months ended March 31, 2024 and 2023.

Note 15 – Concentrations of risks

(a)	Major customers

For the three and nine months ended March 31, 2024 and 2023, no customer accounted for 10.0% or more of the Company’s total revenues.

As of March 31, 2024, four customers account for approximately 18.2%, 16.9%, 16.1%, and 10.7% of the total balance of accounts receivable, respectively. As of June 30, 2023, two customers account for approximately 24.6% and 24.6% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the three months ended March 31, 2024, three vendors accounted for approximately 63.1%, 15.4%, and 14.2% of the Company’s total purchases. For the three months ended March 31, 2023, two vendors accounted for approximately 59.4% and 35.5% of the Company’s total purchases.

For the nine months ended March 31, 2024, two vendors accounted for approximately 51.7% and 35.1% of the Company’s total purchases. For the nine months ended March 31, 2023, two vendors accounted for approximately 56.7% and 38.5% of the Company’s total purchases.

As of March 31, 2024, two vendors accounted for approximately 57.6%, and 13.0% of the total balance of accounts payable. As of June 30, 2023, one vendor accounted for 91.0% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2024 and June 30, 2023, $306,532 and $4,593,634 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $96,662 and $2,458,638 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Upon adoption of FASB ASU 2016-02 on July 1, 2022, the Company recognized $84,829 ROU asset and same amount of operating lease liability based on the present value of the future minimum rental payments of leases, using a discount rate of 3.5% based on duration of lease terms. As of March 31, 2024, the weighted-average lease term is 0.8 years for the remaining leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of March 31, 2024 for the next five years is as follows:

March 31,
2024	$35,191
2025	-
Total undiscounted lease payments	35,191
Less imputed interest	(817)
Total lease liabilities	$34,374

Lease expense for the three and nine months ended March 31, 2024 were $10,795, and $20,332, respectively. Rent expense for the three and nine months ended March 31, 2023 were $5,232, and $27,525, respectively.

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

Note 18 – Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2024 up through May 14, 2024 the date the Company issued these unaudited condensed consolidated financial statements.

On April 8, 2024, the Company and MYUP Solution Sdn Bhd (the “Seller”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Agreement”), in which the Seller agreed to sell to the Company a certain software application in exchange for USD$495,500 worth of common stock, par value $0.00001 per share, of the Company, or 126,082 shares valued at USD$3.93 per share (the “TGL Shares”).

On May 5, 2024, the Company entered into a digital marketing agreement (“Marketing Agreement”) with TraDigital Marketing Group (the “Consultant”). Pursuant to the Marketing Agreement, the Consultant shall provide digital marketing service to the Company. In return, the Company shall compensate the Consultant with a cash consideration of $120,000 and issuance of 20,000 shares of the Company’s common stock upon signing of the Marketing Agreement.

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

Overview

Treasure Global Inc (“TGL,” “we,” “our” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. TGL has no substantive operations other than holding all of the outstanding shares of ZCity Sdn Bhd (“ZCITY”), (formerly known as Gem Reward Sdn. Bhd, underwent a name change on July 20, 2023). It was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization. On August 15, 2022, we had closed our initial underwritten public offering of 32,858 (post 1:70 split) shares of common stock, par value $0.00001 per share, at $280 (as adjusted post 1:70 split) per share. Meanwhile we received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, and other offering expenses which amounted to approximately $1.0 million.

On November 30, 2023, we closed our underwritten public offering (the “November 2023 Offering”) of (i) 371,629 (post 1:70 split) shares of common stock, at a public offering price of $7.00 (as adjusted post 1:70 split) per share of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase a total of 200,000 shares of common stock, each with the right to purchase one share of common stock at an exercise price of $0.007 per share, sold at a public offering price of $6.993 per Pre-Funded Warrant. Upon closing of the November 2023 Offering, we received aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts and commission and non-accountable expenses.

On October 12, 2023, AI Lab Martech Sdn. Bhd. (the “Licensor”) and us entered into a License and Service Agreement (the “License Agreement”), in which the Licensor shall provide a non-exclusive, non-transferable, royalty-free license to use and operate an AI software solutions (the “AI Software”) in exchange for the issuance of $563,000 worth of common stock of the Company, or 42,044 (post 1:70 split) shares valued at USD$13.39 (post 1:70 split) per share. The License Agreement is for a period of 12 months.

On December 19, 2023, VT Smart Venture Sdn Bhd (the “Developer”), a company that is in the business of, among other things, technology services, entered into a Software Development Agreement (the “Agreement”) with us, in which the Developer shall provide application, services and turnkey solutions on software development in various aspects, including customization, software design layout, creative media platform development, artificial embedded and artificial intelligence related media platform and design in exchange for USD$1,000,000 worth of common stock, par value $0.00001 per share, or 142,858 (post 1:70 split) shares valued at $7.00 (post 1:70 split) per share. The Agreement is for a period of one month.

We filed on February 22, 2024, a Certificate of Amendment to our Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware that provides for a 1-for-70 reverse stock split (the “Split”) of its shares of common stock, par value $0.00001 per share, that became effective at 12:00 a.m. on February 27, 2024. No fractional shares were issued in connection with the Split and fractional amounts were rounded up to one whole share.

On March 12, 2024, the Company and Myviko Holding Sdn. Bhd. (the “Seller”) entered into a Software Purchase Agreement (the “Purchase Agreement”), in which the Seller agreed to transfer all rights, title and interest to the Company, including without limitation, all computer software and its source code and software licenses in exchange for the issuance of USD$1,000,000 worth of common stock, par value $0.00001 per share, of the Company. Pursuant to the Purchase Agreement, the Company issued 198,412 restricted shares to the Seller on March 12, 2024.

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

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan. As of May 5, 2024, we had 2,699,216 registered users and 2,027 registered merchants.

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

We are currently in the developmental stages of the TAZTE Smart F&B system (“TAZTE”), which is envisioned as a comprehensive solution for digital transformation tailored to registered food and beverage (“F&B”) outlets across Malaysia. TAZTE is strategically crafted as a merchant-centric program, aiming to harness our user data to drive heightened business growth for our merchant clientele. The complimentary trial period offered to merchants for participation in TAZTE, initially slated to conclude on December 31, 2023, has been extended until June 2024. Consequently, no revenue was generated from TAZTE during the nine-month period ending March 31, 2024.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as March 31, 2024, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been global supply chain disruptions as a result of the COVID-19 pandemic, Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of March 31, 2024, but we will continue to monitor the effects of supply chain disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2023	2023	2023	2023	2024
Number of new registered user (1)	98,248	98,087	102,752	38,934	12,705
Number of active users (2)	449,435	378,414	187,180	156,979	41,458
Number of new participating merchants	10	2	16	1	0

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2023	2023	2023	2023	2024
Accumulated registered users	2,444,077	2,542,164	2,644,916	2,683,850	2,696,255
Accumulated Participating merchants	2,008	2,010	2,026	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over the last five quarters as of March 31, 2024. As of March 31, 2024, we recorded 2,696,255 registered users and 41,458 active users on the ZCITY platform. On average, our registered user base has grown by approximately 2.8% over the past five quarters, while our active user numbers have experienced an average decline of 31.6%.

The decline in growth of registered users and active users over the past five quarters, as of March 31, 2024, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of March 31, 2024 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
January 1, 2023	March 31, 2023	2,444,077	449,435	18.4%
April 1, 2023	June 30, 2023	2,542,164	378,414	14.9%
July 1, 2023	September 30, 2023	2,644,916	187,180	7.1%
October 1, 2023	December 31, 2023	2,683,850	156,979	5.8%
January 1, 2024	March 31, 2024	2,696,255	41,458	1.5%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of March 31, 2024 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
January 1, 2023	March 31, 2023	449,435	81,921	367,514	19.8%	80.2%
April 1, 2023	June 30, 2023	378,414	93,516	284,898	36.6%	63.4%
July 1, 2023	September 30, 2023	187,180	93,836	93,344	75.3%	24.7%
October 1, 2023	December 31, 2023	156,979	38,934	118,045	36.9%	63.1%
January 1, 2024	March 31, 2024	41,458	12,705	28,753	81.7%	18.3%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended March 31, 2024 and 2023

Revenue

Our breakdown of revenues by categories for the three months ended March 31, 2024 and 2023, respectively, is summarized below:

	For the Three Months Ended March 31,				Change
	2024	%	2023	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$1,455,201	91.2%	$18,103,414	99.7%	(92.0)%
Transaction revenue	13,666	0.9%	20,742	0.1%	(34.1)%
Member subscription revenue	84,235	5.3%	27,957	0.2%	201.3%
Sublicence revenue	43,027	2.7%	-	-%	100.0%
Total revenues	$1,596,129	100.0%	$18,152,113	100.0%	(91.2)%

Total revenues decreased by approximately $16.6 million or 91.2% to approximately $1.6 million for the three months ended March 31, 2024 from approximately $18.2 million for the three months ended March 31, 2023. The decrease was mainly attributable to the decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our newly acquired subsidiaries, Morgan Global Sdn. Bhd (“Morgan”) and AY Food Ventures Sdn. Bhd. (“AY Food”). The product and loyalty program revenue decrease by approximately $16.6 million or 92.0% to approximately $1.5 million for the three months ended March 31, 2024 from approximately $18.1 million for the same period in 2023. The decrease in revenue was primarily attributable to our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

The transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue decreased by 34.1%. Our average percentage of growth of new merchants was approximately 0.3% throughout the last five quarters as of March 31, 2024. However, for the three months ended on March 31, 2024, we did not have any new merchants join our ZCITY platform.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus and referral rewards. Member subscription revenue increased by 201.3% to approximately $84,000 for three months end March 31, 2024 as compared to approximately $28,000 for the same period in 2023 as more customers have joined our Zmember program. As of March 31, 2024 and 2023, we had 28,927 and 18,984 customers who subscribed to our Zmember program, respectively.

Sublicense revenue

As we acquired exclusive worldwide license for right of use in Morganfield’s Trademark, and Abe Yus’s Trademark on May 1, 2023, and June 6, 2023, respectively, for a period of five years, we have generated sublicense revenue consist of fee charged to the customers who sublicensed the right of use of the Trademark from us. For the three months ended March 31, 2024, sublicense revenue was amounted to approximately $43,000. As of March 31, 2024 we engaged 10 customers as sublicensees who operated their restaurant under Morganfield’s and Abe Yu’s Trademark in Singapore, Malaysia and China. We expect our sublicense revenue remain as insignificant to our operation for 2024 and beyond.

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended March 31, 2024 and 2023, respectively, is summarized below:

	For the Three Months Ended March 31,		Change
	2024	2023	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$1,321,757	$18,004,280	(92.7)%
Sublicense revenue	57,366	-	100.0%
Total cost of revenue	$1,379,123	$18,004,280	(92.3)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use the Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $16.6 million or 92.3% for the three months ended March 31, 2024 compared with the same period in 2023. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$133,444	$99,134	$34,310	34.6%
Gross margin	9.2%	0.5%	8.6%

Transaction revenue
Gross profit	$13,666	$20,742	$(7,076)	(34.1)%
Gross margin	100.0%	100.0%	—%

Member subscription revenue
Gross profit	$84,235	$27,957	$56,278	201.3%
Gross margin	100.0%	100.0%	—%

Sublicense revenue
Gross profit	$(14,339)	$—	$(14,339)	100.0%
Gross margin	(33.3)%	—%	(33.3)%

Total
Gross profit	$217,006	$147,833	$69,173	46.8%
Gross margin	13.6%	0.8%	12.8%

Our gross profit for the three months ended March 31, 2024, amounted to approximately $0.2 million, compared to approximately $0.1 million for the same period in 2023, reflecting an increase of approximately $69,000 or 46.8%. Our gross margin for the same periods improved from approximately 0.8% in 2023 to approximately 13.6% in 2024, representing an enhancement of 12.8% in our gross margin percentage.

The increase in both gross profit and gross margin were mainly attributed to our decision to reduce spending on customer rewards within our ZCITY platform, resulting in a decrease in deferred revenue and consequently leading to higher gross profit and gross margin in the current period. Additionally, the growth in member subscription revenue, which possesses a high-profit margin, has also contributed to this positive trend.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $0.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of approximately $0.9 million or 75.1%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $0.6 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended March 31, 2024 and 2023, we incurred approximately $49,000 and $0.5 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $1.1 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, representing an decrease of approximately $0.3 million or 18.9%. The decrease was primarily attributed to decrease in salary expenses and professional fee expense of approximately $0.4 million and $0.1 million, respectively, to promote our operation effectiveness, offset by increase in depreciation expense of approximately $0.2 million.

Research and development expenses

Research and development expense amounted to approximately $182,000 and $110,000 for the three months ended March 31, 2024 and 2023, respectively, representing 71.3% increase which is attribute to we incurred more spending in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to $0 and approximately $0.3 million for the three months ended March 31, 2024, and 2023, respectively. The stock-based compensation incurred for the three months ended March 31, 2023, was related to compensation paid to Voon Him “Victor” Hoo for his service as our former director.

Other expense, net

Other expense, net, amounted to approximately $0.4 million and $32,000 for the three months ended March 31, 2024 and 2023, respectively. Such change was primarily attributable to we incurred an unrealized loss of approximately $347,000 from our investment in marketable securities.

Provision for income taxes

Provision for income taxes amounted to approximately $0 and $11,500 for the three months ended March 31, 2024 and 2023, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended March 31, 2024 and 2023, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net losses

Our net losses decreased by approximately $1.2 million predominately due to the reasons as discussed above.

For the nine months ended March 31, 2024 and 2023

Revenue

Our breakdown of revenues by categories for the nine months ended March 31, 2024 and 2023, respectively, is summarized below:

	For the Nine Months Ended March 31,				Change
	2024	%	2023	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$21,159,190	97.2%	$53,869,754	99.5%	(60.7)%
Transaction revenue	49,741	0.2%	53,086	0.1%	(6.3)%
Member subscription revenue	405,659	1.9%	229,781	0.4%	76.5%
Sublicence revenue	159,239	0.7%	-	-%	100.0%
Total revenues	$21,773,829	100.0%	$54,152,621	100.0%	(59.8)%

Total revenues decreased by approximately $32.4 million or 59.8% to approximately $21.8 million for the nine months ended March 31, 2024 from approximately $54.1 million for the nine months ended March 31, 2023. The decrease was mainly attributable to the decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our newly acquired subsidiaries, Morgan and AY Food. The product and loyalty program revenue decreased by approximately $32.7 million or 60.7% to approximately $21.2 million for the nine months ended March 31, 2024 from approximately $53.9 million for the same period in 2023. The decrease in revenue was primarily attributable to our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

The transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue decreased by 6.3%. Our average percentage of growth of new merchants was approximately 0.3% throughout the last five quarters as of March 31, 2024. For the nine months ending on March 31, 2024, we have an additional 17 new merchants that joined our ZCITY platform.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who signed up for Zmember, a membership program that includes exclusive saving, bonus and referral rewards. Member subscription revenue increased by 76.5% to approximately $0.4 million for nine months end March 31, 2024 as compared to approximately $0.2 million for the same period in 2023 as we have more customers to join our Zmember program. As of March 31, 2024 and 2023, we had 28,927 and 18,984 customers who subscribed to our Zmember program, respectively.

Sublicense revenue

As we acquired exclusive worldwide license for right of use in Morganfield’s Trademark, and Abe Yus’s Trademark on May 1, 2023, and June 6, 2023, respectively, for a period of five years, we have generated sublicense revenue consist of fee charged to the customers who sublicensed the right of use of the Trademark from us. For the nine months ended March 31, 2024, sublicense revenue was amounted to approximately $159,000. As of March 31, 2024, we engaged 10 customers as sublicensees who operated their restaurant under Morganfield’s and Abe Yu’s Trademark in Singapore, Malaysia, and China. We expect our sublicense revenue remain as insignificant to our operation for 2024 and beyond.

Cost of revenue

Our breakdown of cost of revenue by categories for the nine months ended March 31, 2024 and 2023, respectively, is summarized below:

	For the Nine Months Ended March 31,		Change
	2024	2023	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$20,873,905	$53,700,540	(61.1)%
Sublicense revenue	174,681	-	100.0%
Total cost of revenue	$21,048,586	$53,700,540	(60.8)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use the Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $32.7 million or 60.8% for the nine months ended March 31, 2024 compared with the same period in 2023. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Nine Months Ended March 31, 2024	For the Nine Months Ended March 31, 2023	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$285,285	$169,214	$116,071	68.6%
Gross margin	1.3%	0.3%	1.0%

Transaction revenue
Gross profit	$49,741	$53,086	$(3,345)	(6.3)%
Gross margin	100.0%	100.0%	—%

Member subscription revenue
Gross profit	$405,659	$229,781	$175,878	76.5%
Gross margin	100.0%	100.0%	—%

Sublicense revenue
Gross loss	$(15,442)	$—	$(15,442)	—%
Gross loss margin	(9.7)%	—%	(9.7)%

Total
Gross profit	$725,243	$452,081	$273,162	60.4%
Gross margin	3.3%	0.8%	2.5%

Our gross profit for the six months ended March 31, 2024, amounted to approximately $0.7 million, compared to approximately $0.5 million for the same period in 2023, reflecting an increase of approximately $0.3 million or 60.4%. Our gross margin for the same periods improved from approximately 0.8% in 2023 to approximately 3.3% in 2024, representing an enhancement of 2.5% in our gross margin percentage.

The increase in both gross profit and gross margin were mainly attributed to our decision to reduce spending on customer rewards within our ZCITY platform, resulting in a decrease in deferred revenue and consequently leading to higher gross profit and gross margin in the current period. Additionally, the growth in member subscription revenue, which possesses a high-profit margin, has also contributed to this positive trend.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $1.6 million and $3.7 million for the nine months ended March 31, 2024 and 2023, respectively, representing a decrease of approximately $2.2 million or 58.1%. The decrease was mainly attributable to the decrease in marketing and promotion expense of approximately $2.1 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the nine months ended March 31, 2024 and 2023, we incurred approximately $0.4 million and $1.5 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $3.1 million and $3.0 million for the nine months ended March 31, 2024 and 2023, respectively, representing an increase of approximately $0.1 million or 3.2%. The increase was mainly due to increase of director & officer liability insurance expense, depreciation expense, and bad debt expense of approximately $0.1 million, 0.3 million, and 0.3 million, respectively, offset by decreased in salary expenses and professional fee expense of approximately $0.2 million and $0.3 million, respectively, to improve our operation efficiency.

Research and development expenses

Research and development expense remain constant which amounted to approximately $0.4 million for the nine months ended March 31, 2024 and 2023, respectively.

Stock-based compensation expenses

Stock-based compensation expenses amounted to $0 and approximately $0.8 million for the nine months ended March 31, 2024, and 2023, respectively. The stock-based compensation incurred for the nine months ended March 31, 2023, includes compensation for Exchange Listing LLC’s service related to our initial public offering, as well as compensation for Voon Him “Victor” Hoo for his service as our former director.

Other expense, net

For the nine months ended March 31, 2024 and 2023, we incurred other expense, net, amounted to approximately $0.6 million and $1.0 million, respectively, representing a decrease of approximately $0.4 million which was primarily attributable to we incurred other income from software developing service, net of cost of approximately $0.7 million, and a decrease of amortization of debt discount of approximately $0.7 million related to our convertible note payable as we had fewer convertible notes containing debt discount that needed to be amortized for the nine months ended March 31, 2024 compare to the same period in 2023, offset by an unrealized loss approximately $0.7 million from marketable securities we received as service consideration in development of an artificial intelligence powered travel platform, redemption premium of approximately $0.3 million remit to our convertible note holder as a result of floor price triggering event.

Provision for income taxes

Provision for income taxes amounted to approximately $21,000 and $35,000 for the nine months ended March 31, 2024 and 2023, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the nine months ended March 31, 2024 and 2023, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

Our net losses decreased by approximately $3.6 million predominately due to the reasons as discussed above.

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

As of March 31, 2024 and June 30, 2023, we had approximately $0.3 million and $4.6 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On August 15, 2022, we had closed our initial underwritten public offering of 32,858 (post 1:70 split) shares of common stock, par value $0.00001 per share, at $280 (as adjusted post 1:70 split) per share. Meanwhile we received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, and other offering expenses which amounted to approximately $1.0 million.

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

On November 30, 2023, we closed our underwritten public offering (the “November 2023 Offering”) of (i) 371,629 (post 1:70 split) shares of common stock, at a public offering price of $7.00 (as adjusted post 1:70 split) per share of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase a total of 200,000 shares of common stock, each with the right to purchase one share of common stock at an exercise price of $0.007 per share, sold at a public offering price of $6.993 per Pre-Funded Warrant. Upon closing of the November 2023 Offering, we received aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts and commission and non-accountable expenses.

Despite receiving the proceeds from our initial underwritten public offering, the November 2023 Offering, and issuance of two convertible notes, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

●	Other available sources of financing (including debt) from Malaysian banks and other financial institutions; and

●	Financial support and credit guarantee commitments from our related parties.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the nine months ended March 31, 2024 and 2023:

	For the Nine Months Ended
	March 31, 2024	March 31, 2023

Net cash used in operating activities	$(4,160,429)	$(7,028,342)
Net cash used in investing activities	(206,671)	(83,639)
Net cash provided by financing activities	1,219	9,514,607
Effect of exchange rate on cash and cash equivalents	78,779	(153,185)
Net change in cash and cash equivalents	$(4,287,102)	$2,249,441

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2024 was approximately $4.1 million and was mainly comprised of the net loss of approximately $5.0 million, non-cash other income of $1.0 million from software developing service related to VCI Global Limited project as mentioned in other income, net above, increase of prepayment of approximately $0.2 million as our vendors required us to make deposit to secure the purchase, decrease of customer deposit of approximately $0.1 million as realized more membership subscription revenue from the customer deposit collected from prior period, and decrease of other payables and accrued liabilities of approximately $0.1 million as made timely payment to our service providers, offset by non-cash items of depreciation, amortization, allowance for credit losses and unrealized loss on marketable securities amounted to approximately $1.7 million, decrease of inventories of approximately $0.4 million as we reduced our purchase and intended to maintain a more effective inventory level, decrease of approximately $0.3 million in other receivables and other current assets is attributed to the utilization of prepaid information technology and insurance expenses from previous periods in the current period, and increase of approximately $0.1 million in accounts payable as we made more purchases on account.

Net cash used in operating activities for the nine months ended March 31, 2023 was approximately $7.0 million and were mainly comprised of the net loss of approximately $8.6 million, increase of prepayments of approximately $0.2 million as our vendors required us to make deposit to secure the purchase, and increase of approximately $0.3 million in other receivable and other current assets as we prepaid information technology maintenance fee to a third party service provider. The net cash used in operating activities was mainly offset by amortization of debt discount of approximately $1.0 million, and stock-based compensation of approximately $0.8 million.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2024 was approximately $0.2 million, which was mainly due to purchase of equipment and intangible assets of approximately $15,000, and $0.2 million, respectively, for our operations used.

Net cash used in investing activities for nine months ended March 31, 2023 was approximately $84,000, which was in respect of purchase of equipment for our operations.

Financing Activities

Net cash provided financing activities for the nine months ended March 31, 2024 was approximately $1,000, which mainly comprised of repayment to convertible notes, insurance loan and related party loan of approximately $3.5 million, offset by approximately $3.5 million net proceeds received from issuance of common stock and Pre-Funded Warrants related to the November 2023 Offering, and approximately $63,000 proceeds received from insurance loan.

Net cash provided by financing activities for the nine months ended March 31, 2023 was approximately $9.5 million, which were mainly comprised of proceeds received from the issuance of convertible note from third parties of approximately $4.5 million, proceeds received from our initial public offering of approximately $8.2 million, and proceeds received from third party of approximately $0.6 million, offset by repayment to related parties and third parties loan of approximately $3.7 million, repayment of senior note of $65,000, and $15,000 payment of deferred offering costs.

Off-Balance Sheet Arrangements

As of the date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

Commitment

On May 1, 2023, our subsidiary Morgan entered into a worldwide master license agreement (the “Morganfield’s License Agreement”) with Morganfield’s Holdings Sdn Bhd (the “Morganfield’s”), an unrelated third party. Pursuant to the Morganfield License Agreement, Morganfield’s agreed to grant Morgan with the exclusive worldwide license for right of use in Morganfield’s trademark for a period of five years. During the five years license period, Morgan is obligated to pay Morganfield’s for license fees on a monthly basis in an aggregate total of minimum payment of approximately $1.5 million or 40% of the total monthly collection from Morgan’s sub-licensees, whichever is higher.

On June 6, 2023, our subsidiary AY Food Ventures Sdn Bhd entered into a worldwide master license agreement (the “Sigma License Agreement”) with Sigma Muhibah Sdn Bhd (“Sigma”), an unrelated third party. Pursuant to the Sigma License Agreement, Sigma agreed to grant AY Food Ventures Sdn Bhd with the exclusive worldwide license for right of use in Abe Yus’s Trademark for a period of five years. During the five years license period, we agree to pay Sigma for license fees on a monthly basis in an aggregate total of minimum payment of approximately $1.2 million or 40% of the total monthly collection from our sub-licensees, whichever is higher.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform, sublicensing revenue and sales of food and beverage products. Starting from July 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). We used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform and 100% provision for customer balances aged above 60 days for sublicensing revenue and sales of food and beverage products. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of March 31, 2024 and June 30, 2023, we recorded $152,831and $214 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three and nine months ended March 31, 2024, we recorded $484 write-down for inventories. For the three and nine months ended March 31, 2023, we did not record any write-down for inventories.

Other receivables and other current assets, net

Other receivables and other current assets primarily include refundable advance to third party service provider and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance of other receivables and other current assets were recorded as of March 31, 2024 and June 30, 2023.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipt of inventories, services or refundable, we will recognize an allowance account to reserve such balances. Management reviews our prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and updates it if necessary. No allowance of prepayments was recorded as of March 31, 2024 and June 30, 2023.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of March 31, 2024 and June 30, 2023.

Investment in marketable securities

We follow the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss) in the caption of “unrealized holding loss on marketable securities” in each reporting period. For the three and nine months ended March 31, 2024, we incurred unrealized holding loss on marketable securities amounted to approximately $347,000 and $699,000, respectively.

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

Stock-based compensation

We recognize compensation costs resulting from the issuance of stock-based awards to third party consultant and former director as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants granted are estimated as of the grant date using the Black-Scholes-Merton option-pricing model while the fair value of each common stock granted are estimated using the Company’s closing stock price on the grant date. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. The fair value of the stock-based compensation which included warrants and common stock issued were estimated to be $0 and $819,332 for the nine months ended March 31, 2024 and 2023, respectively.

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

Warrants

We account for warrants as equity-classified instruments in accordance with ASC 480 and ASC 815. The fair value of each warrant granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. Based on the above assumption, the fair value of the warrants issued during the nine months ended March 31, 2023 were estimated to be $175,349.

For the nine months ended March 31, 2024, 14,000,000 Pre-Funded Warrant were issued in connection with the November 2023 Offering. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. We valued the Pre-Funded Warrants at issuance concluding the purchase price approximated the fair value and allocated net proceeds from the purchase proportionately to the common stock and Pre-Funded Warrants, of which $1,398,600 was allocated to the Pre-Funded Warrants and recorded as a component of additional paid in capital.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of March 31, 2024 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the U.S. Securities and Securities Exchange Commission on September 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) Unregistered Sales of Equity Securities

(a) Issuance of Capital Stock.

●	On March 12, 2024, we issued 198,412 shares of common stock to Myviko Holding Sdn. Bhd.

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Software Purchase Agreement dated as of March 12, 2024, by and between the Company and Myviko Holding Sdn. Bhd.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on March 15, 2024.

**	Filed herewith.

***	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: May 14, 2024	/s/ Chong Chan “Sam” Teo
Chong Chan “Sam” Teo
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2024	/s/ Michael Chan Meng Chun
Michael Chan Meng Chun
Chief Financial Officer
(Principal Financial and Accounting Officer)