Form 10-K
period 2024-06-30
TREASURE GLOBAL INC
filed 2024-09-30
CIK 1905956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Annual Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward — looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

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

This Annual Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2024 and 2023. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All financial information in this Annual Report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Annual Report.

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

As of September 25, 2024, we had 2,704,306 registered users and 2,027 registered merchants.

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

We have no substantive operations other than holding all of the outstanding shares of ZCity Sdn. Bhd. (“ZCITY”), (formerly known as Gem Reward Sdn. Bhd, underwent a name change on July 20, 2023). ZCITY was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

Corporate Information

Our principal executive offices are located at 276 5th Avenue, Suite 704 #739, New York, New York 10001 and No.29, Jalan PPU 2A, Taman Perindustrian Pusat Bandar Puchong, 47100 Puchong, Selangor, Malaysia.

Business Developments

The following highlights recent material developments in our business:

●	On October 5, 2024 we entered into an agreement with YA II PN, Ltd, a Cayman Islands exempt limited partnership (“YA”), effective as of October 5, 2023, in which

-	On October 6, 2023, we made a payment to the Investor that consisted of the (i) initial Trigger Payment in the amount of $1,092,071 and (ii) an additional payment in the amount of $500,000 (of which $467,289.72 was applied as an additional reduction in the principal amount of the Convertible Debentures and $32,710.28 paid the associated 7% Redemption Premium).

-	YA agreed that, except as set forth below, beginning on October 5, 2023 and ending on November 18, 2023, it shall not sell any shares of common stock of the Company at a price per share less than $1.00. The limitation agreed by YA shall not apply (i) at any time upon the occurrence and during the continuance of an Event of Default or (ii) upon the prior written consent of the Issuer.

-	YA agreed that any subsequent monthly payments that may become due pursuant to Section 2(a) of the Convertible Debentures based on the Trigger Event shall be deferred until November 28, 2023, and continuing on the same day of each successive calendar month thereafter until the Convertible Debentures are paid in full, unless such payment obligation has ceased in accordance with Section 2(a) of the Convertible Debentures.

●	ZCITY App offers a “Smart F&B” system that provides a one stop solution and digitalization transformation for all registered Food and Beverage (“F&B”) outlets located in Malaysia. It also allows merchants to easily record transactions with QR Digital Payment technology, set discounts and execute RP redemptions and rewards online on the ZCITY App. Since December 2022, we have been developing TAZTE. However, due to insufficient participation from merchant clients, management has decided to discontinue the program as of June 2024.

●	On October 12, 2023, ZCity Sdn Bhd, our wholly owned subsidiary and AI Lab Martech Sdn. Bhd. (the “Licensor”), a company that provides application, services and turnkey solutions on artificial intelligence (“AI”) in various aspects, including customization, video production, brand engagement, marketing and content creation, entered into a License and Service Agreement (the “License Agreement”), in which the Licensor shall provide a non-exclusive, non-transferable, royalty-free license to use and operate an AI software solutions (the “AI Software”) in exchange for the issuance of USD$563,000 worth of our common stock, par value $0.00001 per share, or 2,943,021 shares valued at USD$0.1913 per share. The License Agreement is for a period of 12 months (the “Term”). At the expiration of the Term, ZCity Sdn Bhd shall have an option to renew the term of the License Agreement for an additional 12 months. The License Agreement may be terminated if ZCity Sdn Bhd or the Licensor materially breaches any of its obligations or undertakings as set forth in the License Agreement or if either ZCity Sdn Bhd or the Licensor is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets.

●	On October 30, 2023, we issued a total of 1,816,735 restricted shares of common stock of the Company to its Chief Executive Officer Chong Chan “Sam” Teo, and to Kok Pin “Darren” Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562.08 in aggregate indebtedness owed to the Creditors (the “Transaction”). The 1,816,735 shares of common stock issued included, 1,057,519 shares issued to Chong Chan “Sam” Teo and 759,216 shares issued to Kok Pin “Darren” Tan.

●	On November 28, 2023, we entered into an agreement with Yorkville Advisors Global, L.P. (“YA”), pursuant to which the Company agreed to pay $2,102,909.59 to YA, which represents payment in full of all amounts owed under the Convertible Debenture (the “Convertible Debenture”) issued by us to YA on February 28, 2023. Such amount includes all amounts due and payable under the Convertible Debenture as of November 28, 2023, plus per diem interest of $208.22 for each day after November 28, 2023, provided that such payment is made promptly upon the closing of the Company’s public offering (the “Offering”), which occurred on November 30, 2023. In return for the our agreement to repay the Convertible Denture from the proceeds of the Offering, YA agreed not to sell any shares of the Company’s common stock until December 4, 2023.

●	On February 28, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd., pursuant to which YA II PN, Ltd. purchased two unsecured convertible debentures (the “Convertible Debentures”) in the aggregate principal amount of $5,500,000.00 in a private placement for a purchase price with respect to each Convertible Debenture of 92% of the initial principal amount of such Convertible Debenture. On December 6, 2023, we paid a total of $2,102,909.59 (the “Payment”), which represented the outstanding balance of one of the Convertible Debentures issued pursuant to the Securities Purchase Agreement. The other Convertible Debenture had already been fully converted into shares of common stock, par value $0.00001 per share, of the Company, prior to December 6, 2023. As a result of the Payment being made, the Company fully satisfied all obligations under the Convertible Debentures, which resulted in the termination of the Securities Purchase Agreement.

●	On December 19, 2023, we and VT Smart Venture Sdn Bhd (the “Developer”), a company that is in the business of, among other things, technology services, entered into a Software Development Agreement (the “Agreement”), in which the Developer shall provide application, services and turnkey solutions on software development in various aspects, including customization, software design layout, creative media platform development, artificial embedded and artificial intelligence related media platform and design in exchange for USD$1,000,000 worth of common stock, par value $0.00001 per share, of the Company, or 10,000,000 shares valued at USD $0.10 per share (the “TGL Shares”). The Agreement is for a period of one month (the “Term”). At the expiration of the Term, we do not have an option to renew the term of the Agreement for any additional months. The Agreement may be terminated if the Company or the Developer materially breaches any of its obligations or undertakings as set forth in the Agreement or if either the we or the Developer is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets.

●	On March 12, 2024, We entered into a Software Purchase Agreement (the “Purchase Agreement”) with Myviko Holding Sdn. Bhd. (“Myviko”), in which Myviko agreed to transfer all rights, title and interest to us, including without limitation, all computer software and its source code and software licenses in exchange for the issuance of 198,412 shares of common stock (the “Shares”). The Shares were issued on March 13, 2024.

●	On April 8, 2024, we and MYUP Solution Sdn Bhd (the “Seller”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Agreement”), in which the Seller agreed to sell to the Company a certain software application in exchange for USD$495,500 worth of common stock, par value $0.00001 per share, of the Company, or 126,082 shares valued at USD $3.93 per share. The Agreement may be terminated if the we or the Seller materially breaches any of its obligations or undertakings as set forth in the Agreement or if either the Company or the Seller is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets. The Agreement contains customary representations and warranties.

●	On May 5, 2024, we entered into a digital marketing agreement (“Marketing Agreement”) with TraDigital Marketing Group. Pursuant to the Marketing Agreement, the consultant shall provide digital marketing service to us and we will compensate the consultant with a cash consideration of $120,000. We issued 20,000 shares of the common stock on May 5, 2024 pursuant to the Marketing Agreement.

●	On May 24, 2024, we, Jeffrey Goh Sim Ik (the “Purchaser”) and Koo Siew Leng (the “Guarantor”) entered into a Share Sale and Purchase Agreement (the “Agreement”), in which the Company agreed to sell all of the capital shares it owns in Foodlink Global Sdn Bhd, a company incorporated under the laws of Malaysia (“Foodlink”), which represents all of the issued and outstanding capital shares of Foodlink, to the Purchaser, in exchange for a total of approximately USD$148,500, of which shall be payable by the Purchaser to the Company as follows: (i) an initial deposit payable on May 24, 2024; and (ii) the balance of the purchase price payable in eight installment payments starting from May 24, 2024. The total sale price is equivalent to the Company’s initial total capital investment in Foodlink and as such, the Company is recovering 100% of its initial investment in Foodlink. In the event that the Purchaser fails to perform its obligations under the Agreement, the Guarantor agreed to guarantee the installment payments payable pursuant to the terms of the Agreement. The Agreement contains customary representations and warranties and covenants made by each of the Purchaser and the Company as of the date of the Agreement or other specified dates.

●	On May 27, 2024, we and Falcon Gateway Sdn Bhd (the “Seller”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Agreement”), in which the Seller agreed to sell to the Company a certain software application in exchange for USD$495,500 worth of common stock, par value $0.00001 per share, of the Company, or 126,082 shares valued at USD $3.93 per share (the “TGL Shares”). The Agreement may be terminated if the Company or the Seller materially breaches any of its obligations or undertakings as set forth in the Agreement or if either the Company or the Seller is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets. The Agreement contains customary representations and warranties.

●	On June 13, 2024, Chong Chan “Sam” Teo resigned as the Chief Executive Officer and a member of the Company’s Board of Directors (“Board”), which was immediately effective. On June 13, 2024, the Board appointed Carlson Thow as Chief Executive Officer of the Company effective as of June 13, 2024.

●	On June 14, 2024, Michael Chan Meng Chun resigned as Chief Financial Officer, which was immediately effective. On June 14, 2024, the Board of Directors of the Company (the “Board”) appointed Sook Lee Chin as Chief Financial Officer of the Company effective as of June 14, 2024.

●	On June 21, 2024, Su Chen “Chanell” Chuah resigned as Chief Operating Officer, effective as of July 21, 2024. On June 21, 2024, the Board appointed Chai Ching “Henry” Loong as Chief Operating Officer of the Company effective as of June 21, 2024.

●	On June 30, 2024, Yi Hui Ho’s resigned as executive director of the Company.

●	On July 4, 2024, the Board appointed Carlson Thow as an executive director and Kok Pin “Darren” Tan as a non-executive director of the Company, effective as of July 5, 2024.

●	On August 30, 2024, Joseph “Bobby” Banks and Jeremy Roberts resigned as members of the Board.

●	On August 29, 2024 and September 3, 2024 respectively, the Board appointed (i) Wei Ping Leong as a member of the Board of Directors of the Company (“Board”), as Chairman of the Audit Committee of the Board (“Audit Committee”), a member of the Nominating and Corporate Governance Committee of the Board (“Nominating and Corporate Governance Committee”) and a member of the Compensation Committee of the Board (“Compensation Committee”), effective as of August 29, 2024, and (ii) Anand Ramakrishnan as a member of the Board, a member of the Audit Committee, a member of the Nominating and Corporate Governance Committee and Chairman of the Compensation Committee, effective as of September 3, 2024.

●	On September 5, 2024, the Board appointed Wai Kuan Chan as a member of the Board as Chairman of the Compensation Committee of the Board, a member of the Nominating and Corporate Governance Committee of the Board and a member of the Audit Committee of the Board, effective as of September 6, 2024. On September 6, 2024, the Company accepted the resignations of Marco Baccanello as a member of the Board effective as of September 6, 2024 and Chai Ching “Henry” Loong as the Chief Operating Officer of the Company effective as of September 6, 2024.

●	On September 20, 2024, we entered into a partnership agreement (the “Agreement”) with Credilab Sdn. Bhd. (“CLSB”). Pursuant to the Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources and market expertise to drive mutual benefit and growth upon the terms and conditions set forth in the Agreement.

●	On September 20, 2024, Mr. Anand Ramakrishnan, an independent director of the Board resigned from the Board.

Recent Developments

●	On October 9, 2023 we received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000. In the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, the Company reported stockholders’ equity of $(130,332), which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Subsequently in November, 2023, we met the minimum stockholders’ equity amount required by Nasdaq as a result of the closing of the November 2023 Offering (as defined below).

●	On November 28, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC as the underwriter (the “Underwriter”), relating to a firm commitment underwritten public offering (the “November 2023 Offering”) of (i) 26,014,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at a public offering price of $0.10 per share of Common Stock and (ii) 14,000,000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase one share of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. The Company granted the Underwriter a 45-day over-allotment option to purchase up to 6,002,100 additional shares of common stock and/or Pre-Funded Warrants. The November 2023 Offering closed on November 30, 2023.The net proceeds to the Company from the November 2023 Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and the payment of other offering expenses associated with the Offering that were payable by the Company. We paid the Underwriter an underwriting discount equal to 7.0% of the gross proceeds of the November 2023 Offering and a non-accountable expense fee equal to 1.0% of the gross proceeds of the November 2023 Offering. We intend to use the net proceeds of the November 2023 Offering for repayment of convertible debentures issued to YA II PN, Ltd. and for general corporate purposes, including working capital.

●	On February 22, 2024, we filed a Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) that provides for a 1-for-70 reverse stock split (the “Split”) of its shares of common stock, par value $0.00001 per share, that became effective at 12:00 a.m. on February 27, 2024. No fractional shares were issued in connection with the Split and fractional amounts were rounded up to one whole share. The new CUSIP number for the common stock following the Reverse Stock Split will be 89458T205.

●	On March 20, 2024, we received a written notice from the staff of Nasdaq (the “Staff”), notifying the Company that (1) it was not in compliance with the shareholder approval requirement of Nasdaq Listing Rule 5635(c) (the “Rule”) because on October 11, 2023, the Company issued restricted shares in the aggregate amount of 1,816,735 in exchange for the cancellation of $321,562.08 of debt, resulting in an effective price per share of $0.176, 1,057,519 of such shares were issued to Chong Chan “Sam” Teo, the Company’s Chief Executive Officer at the time (the “former CEO”), and the closing bid price on the day preceding the signing of the binding agreement was $0.192; (2) the aforementioned issuance of shares to the former CEO were issued at a discount and as such, required shareholder approval under the Rule and (3) the Company regained compliance with the Rule on March 13, 2024, when the CEO made a cash payment to the Company to bring the effective price per share to at least the closing bid price on the day preceding the issuance of the shares.

●	On February 15, 2024, the Company received a letter from the Staff stating that the Company has not regained compliance with the Minimum Bid Price Rule and the Company requested to appeal this determination with the Nasdaq Hearings Panel (the “Panel”). On February 16, 2024, the Company submitted a hearing request to the Panel to appeal Nasdaq’s determination and submit a compliance plan, which in accordance with Nasdaq rules stays the delisting of the Company’s common stock from Nasdaq pending the Panel’s decision. The hearing was scheduled to occur on April 16, 2024. On February 27, 2024, the Company effected a 1:70 reverse stock split of its shares of common stock. On March 20, 2024, the Company received a letter from the Panel informing the Company that since the common stock of the Company had traded at $1.00 per share or greater for a 10 consecutive business day period between February 27, 2024 and March 20, 2024, the hearing request was deemed moot. Accordingly, the Company has regained compliance with the Bid Price Rule and this matter is closed.

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

Malaysia’s internet economy has grown from $14 billion in 2020 to $21 billion in 2021 (47% growth) and is expected to grow to $35 billion in 2025.13

1	https://www.statista.com/statistics/796245/gdp-of-the-asean-countries/
2	https://www.statista.com/statistics/279447/gross-domestic-product-gdp-in-the-european-union-eu/ https://www.statista.com/statistics/263591/gross-domestic-product-gdp-of-the-united-states/
3	https://www.imf.org/en/News/Articles/2023/05/31/pr23191-malaysia-imf-executive-board-concludes-2023-article-iv-consultation-with-malaysia
4	IMF Staff Report March 2021
5	https://www.worldometers.info/world-population/south-eastern-asia-population/ https://data.worldbank.org/indicator/SP.POP.TOTL?locations=MY
6	https://www.statista.com/statistics/455880/urbanization-in-malaysia/
7	https://www.statista.com/
8	https://www.worldbank.org/en/country/malaysia/overview#1
9	The World Bank Press Release dated March 16, 2021, https://www.worldbank.org/en/news/press-release/2021/03/16/aiminghighmalaysia
10	https://services.google.com/fh/files/misc/e_conomy_sea_2022_report.pdf
11	https://www.statista.com/statistics/975058/internet-penetration-rate-in-malaysia/
12	https://www.bain.com/globalassets/noindex/2021/e_conomy_sea_2021_report.pdf https://services.google.com/fh/files/misc/e_conomy_sea_2022_report.pdf
13	https://www.digitalnewsasia.com/digital-economy/e-conomy-sea-report-2021-malaysias-internet-economy-crosses-us21-bil

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

ZCITY App offers a “Smart F&B” system that provides a one stop solution and digitalization transformation for all registered Food “F&B” outlets located in Malaysia. It also allows merchants to easily record transactions with QR Digital Payment technology, set discounts and execute RP redemptions and rewards online on the ZCITY App.

Since December 2022, we have been developing TAZTE. However, due to insufficient participation from merchant clients, management has decided to discontinue the program as of June 2024.

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

Furthermore, we believe the simplicity of the steps to obtaining Reward Points (or “RP”) is an attractive incentive to user participation in that participants receive:

●	200 RP for registration as a new user;

●	100 RP for referral of a new user;

●	Conversion of Malaysian ringgit spent into RP;

●	50% RP of every user paid amount; and

●	25% RP of every referred user paid amount as a result of the referral.

The key objectives of our RP are:

●	Social Engagement;

●	RP are offered to users for increased social engagement.

●	Spending;

●	RP incentivizes users with every MYR spent in order to increase the spending potential and to build users loyalty.

●	Sign-up; and

●	Drives loyalty and greater customer engagement. Every new user onboarded will get 200 RP as welcoming gift.

●	Referral Program;

●	Rewards users with RP when they refer a new user.

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

Marketing Strategy — Consumer

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

Marketing Strategy — Merchants “6Cs” Strategy

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

Corporate Social Responsibilities. We expect to integrate social and environmental concerns in our business operations to gain positive publicity and recognition and greater market exposure. For example, our “Green Oil” program will allow our merchants to contribute to zero pollution by recycling used cooking oil with one of our strategic partners.

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

The revenue streams can be further categorized as following: (1) product and loyalty program revenue, (2) transaction revenue, and (3) agent subscription revenue. Please see “Management’s Discussion and Analysis — Revenue Recognition.”

Our Competitive Strengths

Powerful, Unique and Integrated App. We have designed an application — the ZCITY App — which serves both consumers and merchants in ways that concurrently maximize value creation and enhance the shopping experience. Furthermore, through the application of our proprietary developed AI technology, we can offer consumers a more personalized and targeted rewards offering/experience.

Unique Loyalty Program. Operating under our hashtag #RewardsOnRewards, we believe our RP program increases user engagement and loyalty. Through consumer redemption and platform issuance of RP, we believe our system is advantageous to both consumers and merchants.

Attractive Markets. We currently operate in Malaysia, which according to the IMF is expected to average annual growth rate of 4.5% GDP growth over the next five years.14 See Part I, Item 1.“Business — Market Opportunity.”

As we scale our operations, we intend to expand to other countries in Southeast Asia, which possesses solid economic fundamentals, fast growing middle classes, favorable demographic trends and accelerating adoption of mobile technology.

14	IMF: https://www.imf.org/en/News/Articles/2023/05/31/pr23191-malaysia-imf-executive-board-concludes-2023-article-iv-consultation-with-malaysia

Experienced Management Team. Our executives and directors combine decades of on-the-ground local e-commerce operations and social media marketing experience, as well as professional expertise in the global finance field.

Our Growth Strategy

Our main goal is focused on the recruitment of new consumers and the registration of as many merchants as possible in the most efficient way in the shortest amount of time. We believe that this approach establishes a cycle where more consumers lead to more merchants and more merchants lead to more consumers. External partnerships play an important part in our business, as we will continue sourcing more delivery partners to offer our merchants greater flexibility.

Consumer Growth. We strive to provide consumers with a smarter shopping experience from ordering to receiving goods and services as one seamless process. Our marketing efforts will focus on attracting consumers by awarding RP upon the execution of successful transactions (where they can redeem instant rebates).

Merchant Growth. We feel our ZCITY App has the potential to pioneer a generation of technologically astute “Smart Merchants,” effectively encouraging more merchants to join the technological trend. Apart from the technological advantages, merchants would be able to gain access to a significant consumer database of nearly 2.7 million registered users currently for their own brand marketing.

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

Our ZCITY App’s server is hosted on the AWScloud and is compliant with SOC2, which we believe securely manages our data across six aspects:

●	Security — protects the system resources against unauthorized access. Apply security group rules as security control. Enabled AWS WAF rule for more protection. AWS WAF (Web Application Firewall) is a managed security service provided by Amazon Web Services (AWS) that helps protect web applications from various web-based attacks. It acts as a protective layer between your web applications and the internet, allowing you to control and monitor incoming traffic to your web applications.

●	Availability — makes sure the server accessibility meets the SLA. Regularly review and report on server availability metrics to track performance against SLA targets. Provide transparent reporting to stakeholders, including customers, about server uptime and downtime. Moreover, continuously monitor and analyze server performance data (AWS) to identify areas for improvement. Implement optimizations to enhance server availability and performance over time.

●	Processing integrity — data process monitoring couple with quality assurance procedures can help ensure processing integrity.

●	Confidentiality — data is encrypted during network transmission. Subscripted to the cloud flare service, which offers a range of services to protect websites, applications, and company data.

●	Privacy — data collection, use, retention, disclosure and disposal of personal information in conformity.

●	Backup — Enabled AWS Backup service. It helps you centralize and automate the backup of data across various AWS services and on-premises resources. AWS Backup is designed to be efficient, scalable, and reliable.

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

The controls for restricting user access to our system and data, include:

1)	User authorization

2)	Maintaining the user access log

3)	Periodic review user access

4)	Revoking user access

5)	Managing Privileged User access

6)	Separation of Duties to reduce the risk of misuse of client code and assets

7)	Change management, risk management and issue management are exercised as part of Management Reviews

[29]	Disaster Recovery — First-in-class automated disaster recovery mechanism with multi-AZ support https://docs.aws.amazon.com/whitepapers/latest/disaster-recovery-workloads-on-aws/disaster-recovery-options-in-the-cloud.html

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

Human Capital Resources

As of June 30, 2024, we had a total of 25 full-time employees and a total of 3 independent contractors and consultants. We engage consultants on an as-needed basis to supplement existing staff. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.

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

We have incurred substantial operating losses since our inception. For the year ended June 30, 2024, we had approximately $200,013 cash on hand, an accumulated deficit of approximately $38.0 million at June 30, 2024, a net loss of approximately $6.59 million for the year ended June 30, 2024, and approximately $4.7 million net cash used by operating activities for the year ended June 30, 2024. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we will be able to effectively market our products.

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

We have limited revenue-producing operations and will require the proceeds from our recently concluded offering to execute our full business plan. We believe the proceeds from our previous offering will be sufficient to cover our funding needs until part way through the first calendar quarter of 2025. Further, no assurance can be given if additional capital is needed as to how much additional capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to us, or that such financing would not result in a substantial dilution of shareholder interest. A failure to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations. In addition, debt and other equity financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, we may be required to reduce, curtail or discontinue operations.

None of our material contracts are long term and if not renewed could have a material adverse effect on our business.

We have entered into material contracts with a number of companies that directly or indirectly provide the goods and services that appear on our ZCITY App. The majority of these contracts can be terminated by any party with 30 days’ notice. The contract with iPay88 (the “iPay88 Agreement”), which provides the payment gateway for many of the brands that can be accessed through the ZCITY App, has no termination clause which means that iPay88 could terminate the iPay88 Agreement without any notice. If one or more of these contracts were not renewed or were terminated and we were not able to enter into agreements with others that could replace these services, the ZCITY App could lose material features and in turn we could find it harder to maintain and grow our user base, which would have a material adverse effect on our business. For a description of these material contracts See “Business — About ZCITY App.”

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

On August 17, 2023, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). Although Nasdaq has granted us 180 calendar days, or until February 13, 2024, to regain compliance with the Bid Price Rule. On February 27, 2024, the Company effected a 1:70 reverse stock split of its shares of common stock. On March 20, 2024, the Company received a letter from the Panel informing the Company that since the common stock of the Company had traded at $1.00 per share or greater for a 10 consecutive business day period between February 27, 2024 and March 20, 2024. Accordingly, the Company has regained compliance with the Bid Price Rule and this matter is closed. However, there can be no assurance that we will continue to be in compliance and Nasdaq could make a determination to issue another notice regarding such incompliance.

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

In preparing our consolidated financial statements as of and for the year ended June 30, 2024, we and our independent registered public accounting firms identified 2 material weaknesses and other control deficiencies including significant deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and renumeration committee, and qualified executive officers.

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

Holders

As of June 30, 2024, there were 18 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans as of June 30, 2024. The Board and the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the Treasure Global Inc 2023 Equity Incentive Plan on August 30, 2023 (the “2023 Plan”), and the Company intends to submit the approval of the 2023 Plan to the stockholders of the Company. Notwithstanding the foregoing, because the Company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2024, the registrant has granted or issued the following securities of the registrant that were not registered under the Securities Act, as amended.

(a) Issuance of Capital Stock.

On October 12, 2023, the Company issued 42,044 shares of its common stock to a licensor pursuant to a License and Service Agreement.

On October 30, 2023, we issued a total of 25,954 shares of our common stock to our former Chief Executive Officer, Chong Chan “Sam” Teo, and to Kok Pin “Darren” Tan in exchange for the cancellation of $321,562.08 in aggregate indebtedness.

From May 2023 through November 8, 2023, we have issued 72,739 shares of our common stock to YA II PN, Ltd pursuant to the terms of Convertible Debentures purchased from the Company by YA II PN, Ltd.

On December 19, 2023, the Company issued 142,858 shares of common stock to VT Smart Venture Sdn Bhd pursuant to a Software Development Agreement.

On March 12, 2024, the Company issued 198,412 shares of common stock to Myviko Holding Sdn Bhd. pursuant to a Software Development Agreement.

On April 8, 2024, the Company issued 126,082 shares of common stock to MYUP Solution Sdn Bhd pursuant to a Software Development Agreement.

On May 5, 2024, the Company issued 20,000 shares to a consultant.

On May 27, 2024, the Company issued 125,955 shares of common stock to Falcon Gateway Sdn Bhd pursuant to a Software Development Agreement.

(b) Warrants.

None.

(c) Option Grants.

None.

(d) Issuance of Notes.

None.

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

Overview

Treasure Global Inc is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. TGL has no substantive operations other than holding all of the outstanding shares of ZCity Sdn Bhd (“ZCITY”), (formerly known as Gem Reward Sdn. Bhd, underwent a name change on July 20, 2023). It was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

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

-ZCITY Operation

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

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan. As of September 25, 2024, we had 2,704,306 registered users and 2,027 registered merchants.

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

-Food Distribution Operation

On April 12, 2023, we have acquired 100% equity interest in Foodlink Global Sdn. Bhd. (“Foodlink”), along with its two wholly-owned subsidiaries, Morgan Global Sdn. Bhd (“Morgan”) and AY Food Ventures Sdn. Bhd. (“AY Food”), for a consideration of approximately $3,000 from DBH. Through Foodlink, Morgan, and AY Food, we have been engaged in the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products.

On May 24, 2024, we had disposed Foodlink and its subsidiaries along with the food distribution operation to a third party for a consideration of $148,500. The disposal of Foodlink and its subsidiaries did not have material impact to our operation.

Recent Development

-Financing Development

On August 15, 2022, we had closed our initial underwritten public offering of 32,858 (2,300,000 pre reverse split) shares of common stock, par value $0.00001 per share, at $280 ($4.00 pre reverse split) per share. Meanwhile we received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, and other estimated offering expenses amounted to approximately $1.0 million.

On November 30, 2023, we closed our underwritten public offering (the “November 2023 Offering”) of (i) 371,629 (26,014,000 pre reverse split) shares of common stock, at a public offering price of $7 ($0.10 pre reverse split) per share of Common Stock and (ii) 14,000,000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase 0.01 (one share pre reverse split) of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. Upon closing of the November 2023 Offering, we received aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts and commission, and non-accountable expense.

On March 22, 2024, we have entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. For the year ended June 30, 2024, we have received an aggregated net proceed of $431,811, net of broker fee from issuance of 94,889 shares of common stock which sell through or to the Manager.

-Business Development

Since December 2022, we have been developing the TAZTE Smart F&B system (“TAZTE”), a comprehensive solution designed to facilitate digital transformation for registered food and beverage (“F&B”) outlets across Malaysia. TAZTE was conceived as a merchant-centric program, intended to leverage user data to drive substantial business growth for our merchant clientele. We initially offered a complimentary trial period to merchants, which was scheduled to conclude on December 31, 2023. This trial period was later extended until June 2024. However, due to insufficient participation from merchant clients, management has decided to discontinue the program as of June 2024.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as June 30, 2024, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of June 30, 2024, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2023	2023	2023	2024	2024
Number of new registered user (1)	98,087	102,752	38,934	12,405	4,934
Number of active users (2)	378,414	187,180	156,979	41,458	26,819
Number of new participating merchants	2	16	1	-	-

(1)	Registered are persons who have registered on the ZCITY App.
(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2023	2023	2023	2024	2024
Accumulated registered users	2,542,164	2,644,916	2,683,850	2,696,255	2,701,189
Accumulated Participating merchants)	2,010	2,026	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of June 30, 2024. As of June 30, 2024, we recorded 2,701,189 registered users and 26,819 active users on the ZCITY platform. On average, our registered user base has grown by approximately 2.0% over the past five quarters, while our active user numbers have experienced an average decline of 38.3%.

The decline in growth of registered users and active users over the past five quarters, as of June 30, 2024, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of June 30, 2024 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
April 1, 2023	June 30, 2023	2,542,164	378,414	14.9%
July 1, 2023	September 30, 2023	2,644,916	187,180	7.1%
October 1, 2023	December 31, 2023	2,542,164	156,979	6.2%
January 1, 2024	March 31, 2024	2,696,555	41,458	1.5%
April 1, 2024	June 30, 2024	2,701,189	26,819	1.0%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of June 30, 2024 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
April 1, 2023	June 30, 2023	378,414	93,516	284,898	36.6%	63.4%
July 1, 2023	September 30, 2023	187,180	93,836	93,344	75.3%	24.7%
October 1, 2023	December 31, 2023	156,979	38,934	118,045	36.9%	63.1%
January 1, 2024	March 31, 2024	41,458	12,705	28,753	81.7%	18.3%
April 1, 2024	June 30, 2024	26,819	4,634	22,185	46.5%	53.5%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the Years ended June 30, 2024 and 2023

Revenue

Our breakdown of revenues by categories for the years ended June 30, 2024 and 2023, respectively, is summarized below:

	For the Years Ended June 30,				Change
	2024	%	2023	%	%

Product and loyalty program revenue	$21,455,862	97.2%	$68,899,687	99.3%	(68.9)%
Transaction revenue	61,241	0.3%	75,274	0.1%	(18.6)%
Member subscription revenue	375,949	1.7%	383,538	0.6%	(2.0)%
Sublicence revenue	173,777	0.8%	49,820	0.1%	248.2%
Total revenues	$22,066,829	100.0%	$69,408,319	100.0%	(68.2)%

Total revenues decreased by approximately $47.3 million or 68.2% to approximately $22.1 million for the year ended June 30, 2024 from approximately $69.4 million for the year ended June 30, 2023. The decrease was mainly attributable to the decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our subsidiaries, Morgan and AY Food, despite they were disposed in May 2024. The product and loyalty program revenue decrease by approximately $47.4 million or 68.9% to approximately $21.5 million for the year ended June 30, 2024 from approximately $68.9 million for the same period in 2023. The decrease in revenue was primarily attributable to our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

The transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales transaction and payment service taken place between the merchants and their customers online. Our transaction revenue decreased by 18.6% to approximately $61,000 for the year ended June 30, 2024 from approximately $75,000 for the same period in 2023 due to lack of new enrolment of merchant client. Our average percentage of growth of new merchants was approximately 0.2% throughout the quarters as of June 30, 2024.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the year ended June 30, 2024, member subscription revenue decreased by 2.0% to approximately $376,000, from approximately $384,000 for the same period in 2023. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program . As of June 30, 2024 and 2023, we had 28,927 and 22,861 customers who subscribed to our Zmember program, respectively.

Sublicense revenue

As we acquired exclusive worldwide license for right of use in Morganfield’s Trademark, and Abe Yus’s Trademark on May 1, 2023, and June 6, 2023, respectively, for a period of five years, we have generated sublicense revenue consisting of fee charged to the customers who sublicensed the right of use of the Trademark from us. For the years ended June 30, 2024 and 2023, sublicense revenue was amounted to approximately $174,000 and $50,000, respectively. As we had disposed Foodlink and its subsidiaries along with the food distribution and sublicensing operation in May 2024, we would no longer generate revenue from sublicense going forward.

Cost of revenue

Our breakdown of cost of revenue by categories for the years ended June 30, 2024, and 2023, respectively, is summarized below:

	For the Years Ended June 30,		Change
	2024	2023	%

Product and loyalty program revenue	$21,057,386	$68,857,916	(69.4)%
Sublicense revenue	193,381	27,119	613.1%
Total cost of revenue	$21,250,767	$68,885,035	(69.2)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use the Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $47.6 million or 69.2% for the year ended June 30, 2024 compared with the same period in 2023. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023	Change	Percentage Change

Product and loyalty program revenue
Gross profit	$398,476	$41,771	$356,705	854.7%
Gross margin	1.9%	0.1%	1.8%

Transaction revenue
Gross profit	$61,241	$75,274	$(14,033)	(18.6)%
Gross margin	100%	100.0%	—%

Member subscription revenue
Gross profit	$375,949	$383,538	$(7,589)	(2.0)%
Gross margin	100%	100%	—%

Sublicense revenue
Gross (loss) profit	$(19,604)	$22,701	$(42,305)	(186.4)%
Gross margin	(11.5)%	45.6%	(57.0)%

Total
Gross profit	$816,062	$523,284	$292,778	56.0%
Gross margin	3.7%	0.8%	2.9%

Our gross profit for the year ended June 30, 2024, amounted to approximately $0.8 million as compared to approximately $0.5 million for the same period in 2023, reflecting an increase of approximately $0.3 million or 56.0%. Our gross margin improved from 0.8% for the year ended June 30, 2023 from 3.7% for the same period in 2024, representing an enhancement of 2.9% in our gross margin percentage.

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

Selling expenses

Selling expenses amounted to approximately $1.8 million and $4.7 million for the years ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $3.0 million or 62.7%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $2.8 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the years ended June 30, 2024 and 2023, we incurred approximately $0.4 million and $1.8 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $4.5 million and $4.7 million for the years ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $0.2 million or 3.4%. The decrease was primarily attributed to decrease in salary expenses and professional fee expense of approximately $0.6 million and $0.7 million, respectively, to promote our operation effectiveness, offset by the increase in depreciation and amortization expense of approximately $0.6 million as we acquired more intangible assets during the year ended June 30, 2024, and incurred more bad debts expense of approximately $0.4 million due to increase of allowance for credit loss against accounts receivable and other receivables.

Research and development expenses

Research and development expense amounted to approximately $0.5 million for the years ended June 30, 2024 and 2023, representing 6.5% decrease as we incurred less spending in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $0.1 million and $0.8 million for the years ended June 30, 2024, and 2023, respectively. The stock-based compensation incurred for the years ended June 30, 2024, was related to compensation paid to our executive officer as part of their compensation plan and third party for professional service.

Other expense, net

Other expense, net, amounted to approximately $0.5 million and $1.4 million for the years ended June 30, 2024 and 2023, respectively, representing a decrease of approximately $0.9 million which was primarily attributable to we incurred other income from software developing service, net of cost of approximately $0.7 million, other income of approximately $0.2 million from disposal of Foodlink and its subsidiaries, and a decrease of amortization of debt discount of approximately $0.9 million related to our convertible note payable as we had fewer convertible notes containing debt discount that needed to be amortized for the year ended June 30, 2024 compare to the same period in 2023, offset by an unrealized loss approximately $0.8 million from marketable securities we received as service consideration in development of an artificial intelligence powered travel platform, redemption premium of approximately $0.3 million remit to our convertible note holder as a result of floor price triggering event.

Provision for income taxes

Provision for income taxes amounted to approximately $40,000 and $98,000 for the years ended June 30, 2024 and 2023, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the years ended June 30, 2024 and 2023, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net losses

Our net losses decreased by approximately $5.1 million predominately due to the reasons as discussed above.

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

As of June 30, 2024 and 2023, we had approximately $0.2 million and $4.6 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

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

On March 22, 2024, we have entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. For the year ended June 30, 2024, we have received an aggregated net proceed of $431,811, net of broker fee from issuance of 94,889 shares of common stock which sell through or to the Manager.

From July to September 2024, the Company received net proceed of $2,457,456, net of broker fee from issuance of 1,583,418 shares of common stock which sell through or to the Manager related to the Marketing Offering Agreement.

Despite receiving the proceeds from offerings, and issuance of convertible notes, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

●	Financial support and credit guarantee commitments from our related parties.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the years ended June 30, 2024 and 2023:

	For the Years Ended
	June 30, 2024	June 30, 2023

Net cash used in operating activities	$(4,712,806)	$(9,560,285)
Net cash used in investing activities	(252,614)	(61,244)
Net cash provided by financing activities	350,473	12,659,188
Effect of exchange rate on cash and cash equivalents	221,326	(289,257)
Net change in cash and cash equivalents	$(4,393,621)	$2,748,402

Operating Activities

Net cash used in operating activities for the year ended June 30, 2024 was approximately $4.7 million and was mainly comprised of the net loss of approximately $6.6 million, non-cash other incomes of approximately $1.0 million from software developing service related to VCI’s project, and approximately $0.2 million from disposal of Foodlink and its subsidiaries as mentioned above in other expense, net, increase of prepayments of approximately $0.1 million as our vendors required us to make deposit to secure the purchase, decrease of customer deposit of approximately $0.1 million as we realized more membership subscription revenue from the customer deposit collected from prior period, and decrease of other payables and accrued liabilities of approximately $0.1 million as made timely payment to our service providers, offset by non-cash items of depreciation, amortization, allowance for credit losses, stock-based compensation and unrealized loss on marketable securities amounted to approximately $2.4 million, decrease of inventories of approximately $0.3 million as we reduced our purchase and intended to maintain a more effective inventory level, decrease of approximately $0.4 million in other receivables and other current assets is attributed to the utilization of prepaid information technology and insurance expenses from previous periods in the current period, and increase of approximately $0.3 million in accounts payable as we made more purchases on account.

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

Investing Activities

Net cash used in investing activities for the year ended June 30, 2024 was approximately $0.3 million, which was mainly due to purchase of equipment and intangible assets of approximately $17,000, and $0.2 million, respectively, for our operations used, and approximately $45,000 of cash released, net of cash received from disposal of Foodlink and its subsidiaries.

Net cash used in investing activities for the year ended June 30, 2023 was approximately $61,000, which mainly due to purchase of equipment of approximately $87,000 for our operations used, and offset with proceeds of approximately $26,000 received from disposal of our office equipment.

Financing Activities

Net cash provided financing activities for the year ended June 30, 2024 was approximately $0.4 million, which mainly comprised of repayment to convertible notes, insurance loan and related party loan of approximately $3.6 million, offset by approximately $3.5 million net proceeds received from issuance of common stock and Pre-Funded Warrants related to the November 2023 Offering, approximately $0.4 million net proceeds received from issuance of common stock related to the Marketing Offering, and approximately $16,000 capital contribution.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform, sublicensing revenue and sales of food and beverage products. Starting from July 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). We used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform and 100% provision for customer balances aged above 60 days for sublicensing revenue and sales of food and beverage products. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of June 30, 2024 and 2023, we recorded $1,100 and $214 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the years ended June 30, 2024 and 2023, $483 and $0 write down for inventories were recorded, respectively. ..

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of June 30, 2024 and 2023, we have provided allowance for credit loss of $212,759 and $0, respectively.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipt of inventories, services or refundable, we will recognize an allowance account to reserve such balances. Management reviews our prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and updates it if necessary. No allowance of prepayments was recorded as of June 30, 2024 and June 30, 2023.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of June 30, 2024 and 2023.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the consolidated statements of comprehensive income. For the years ended June 30, 2024 and 2023, we incurred unrealized holding loss on marketable securities amounted to approximately $828,367 and $0, respectively.

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

Stock-based compensation

We recognize compensation costs resulting from the issuance of stock-based awards to third party consultant and former director as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each warrants granted are estimated as of the grant date using the Black-Scholes-Merton option-pricing model while the fair value of each common stock granted are estimated using the Company’s closing stock price on the grant date. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. The fair value of the stock-based compensation which included warrants and common stock issued were estimated to be $11,111 and $819,332 for the years ended June 30, 2024 and 2023, respectively.

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

Warrants

We account for warrants as equity-classified instruments in accordance with ASC 480 and ASC 815. The fair value of each warrant granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. Based on the above assumption, the fair value of the warrants issued during the years ended June 30, 2024 and 2023 were estimated to be $0 and $175,349, respectively.

For the year ended June 30, 2024, 14,000,000 Pre-Funded Warrants were issued in connection with the November 2023 Offering. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. We valued the Pre-Funded Warrants at issuance concluding the purchase price approximated the fair value and allocated net proceeds from the purchase proportionately to the common stock and Pre-Funded Warrants, of which $1,398,600 was allocated to the Pre-Funded Warrants and recorded as a component of additional paid in capital.

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

Item 8. Financial Statements and Supplementary Data.

TREASURE GLOBAL INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
Treasure Global Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure Global Inc and its subsidiaries (the “Company”) as of June 30, 2024, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ deficiency, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California

September 30, 2024

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30	As of June 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$200,013	$4,593,634
Investment in marketable securities	171,633	-
Accounts receivable, net	-	163,169
Inventories, net	27,467	400,543
Other receivables and other current assets, net	186,829	613,125
Other receivable, a related party	12,246	12,379
Prepayments	358,526	248,551
Total current assets	956,714	6,031,401

OTHER ASSETS
Property and equipment, net	173,678	279,600
Intangible assets, net	3,130,936	-
Operating lease right-of-use assets	17,257	61,377
Total other assets	3,321,871	340,977

TOTAL ASSETS	$4,278,585	$6,372,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Related party loan, current portion	$6,338	$5,323
Insurance loan	38,371	160,292
Convertible notes payable, net of unamortized discounts of $0 and $358,284 as of June 30, 2024 and 2023, respectively	-	4,791,716
Accounts payable	22,441	42,853
Customer deposits	70,080	161,475
Contract liability	188,748	157,080
Other payables and accrued liabilities	508,657	723,396
Other payables, related parties	761	1,660
Amount due to related parties	-	320,960
Operating lease liabilities	17,257	40,274
Income tax payables	42,456	67,546
Total current liabilities	895,109	6,472,575

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	-	22,036
Related party loan, non-current portion	2,743	8,099
Total non-current liabilities	2,743	30,135
TOTAL LIABILITIES	897,852	6,502,710

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.00001; 170,000,000 shares authorized, 1,671,623 and 255,734 shares issued and outstanding as of June 30, 2024 and 2023, respectively*	17	3
Additional paid-in capital	41,171,827	31,485,733
Accumulated deficit	(38,030,074)	(31,443,451)
Accumulated other comprehensive income (loss)	238,963	(172,617)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	3,380,733	(130,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,278,585	$6,372,378

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2024	2023

REVENUES	$22,066,829	$69,408,319

COST OF REVENUES	(21,250,767)	(68,885,035)

GROSS PROFIT	816,062	523,284

SELLING	(1,760,921)	(4,721,723)
GENERAL AND ADMINISTRATIVE	(4,511,488)	(4,670,030)
RESEARCH AND DEVELOPMENT	(513,524)	(549,065)
STOCK-BASED COMPENSATION	(93,111)	(819,332)
TOTAL OPERATING EXPENSES	(6,879,044)	(10,760,150)

LOSS FROM OPERATIONS	(6,062,982)	(10,236,866)

OTHER (EXPENSE) INCOME
Other (expense) income, net	102,514	(7,937)
Interest expense	(74,920)	(95,242)
Fair value loss on marketable securities	(828,367)	-
Other income from software developing service, net of cost	675,131	-
Amortization of debt discount	(358,284)	(1,290,050)
TOTAL OTHER EXPENSE, NET	(483,926)	(1,393,229)

LOSS BEFORE INCOME TAXES	(6,546,908)	(11,630,095)

PROVISION FOR INCOME TAXES	(39,715)	(97,616)

NET LOSS	(6,586,623)	(11,727,711)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	411,580	(271,141)

COMPREHENSIVE LOSS	$(6,175,043)	$(11,998,852)

LOSS PER SHARE
Basic and diluted*	$(7.67)	$(49.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	858,672	238,457

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

					ACCUMULATED	TOTAL
	COMMON STOCK		ADDITIONAL		OTHER	STOCKHOLDERS’
	Number of shares*	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE (LOSS) INCOME	EQUITY (DEFICIENCY)
Balance as of June 30, 2022	150,646	$2	$4,020,655	$(19,715,740)	$98,524	$(15,596,559)
Beneficial conversion feature from issuance of convertible notes	-	-	749,062	-	-	749,062
Net loss	-	-	-	(11,727,711)	-	(11,727,711)
Issuance of common stock - non-employee stock compensation	5,651	-	819,332	-	-	819,332
Conversion of convertible note payable	59,288	1	14,476,366	-	-	14,476,367
Conversion of convertible note payable, related parties	5,047	-	2,437,574	-	-	2,437,574
Issuance of common stock in initial public offering, net of issuance costs	32,857	-	7,951,225	-	-	7,951,225
Fair value of warrants issued in initial public offering	-	-	175,349	-	-	175,349
Issuance of warrants - non- employee stock compensation	-	-	856,170	-	-	856,170
Cashless exercise of warrants- non- employee stock compensation into common stock	2,245	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	(271,141)	(271,141)
Balance as of June 30, 2023	255,734	3	31,485,733	(31,443,451)	$(172,617)	(130,332)
Net loss	-	-	-	(6,586,623)	-	(6,586,623)
Conversion of convertible note payable	68,061	1	1,811,069	-	-	1,811,070
Issuance of common stock to related parties for debts cancellation	25,954	-	321,562	-	-	321,562
Issuance of common stock for acquiring intangible assets	635,348	6	3,553,494	-	-	3,553,500
Issuance of common stock and prefunded warrants in public offering, net of issuance costs	371,629	4	3,457,302	-	-	3,457,306
Issuance of common stock at the market offering, net of issuance costs	94,889	1	431,810	-	-	431,811
Exercise of prefunded warrants into common stock	200,000	2	1,398	-	-	1,400
Issuance of common stock - non-employee stock compensation	20,000	-	82,000	-	-	82,000
Employee stock compensation	-	-	11,111	-	-	11,111
Capital contribution	-	-	16,348	-	-	16,348
Foreign currency translation adjustments	-	-	-	-	411,580	411,580
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-70 reverse stock split	8	-	-	-	-	-
Balance as of June 30, 2024	1,671,623	$17	$41,171,827	$(38,030,074)	$238,963	$3,380,733

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,586,623)	$(11,727,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117,907	108,483
Amortization of intangible assets	612,909	-
Amortization of debt discounts	358,284	1,290,050
Amortization of operating right-of-use assets	34,561	35,034
Allowance for credit losses	395,302	601
Inventories impairment	483	-
Stock-based compensation	93,111	819,332
Other income from software developing service, net of cost	(1,000,000)	-
Loss from disposal of equipment	-	18,362
Gain from disposal of subsidiaries	(203,333)	-
Fair value loss on marketable securities	828,367	-
Change in operating assets and liabilities
Accounts receivable	(39,559)	(170,107)
Inventories	340,605	(204,028)
Other receivables and other current assets	390,355	(352,990)
Other receivables, a related party	-	(12,860)
Prepayments	(113,183)	(58,941)
Accounts payable	264,745	19,588
Accounts payable, related parties	-	(14,061)
Customer deposits	(90,086)	95,787
Contract liability	33,515	107,474
Other payables and accrued liabilities	(96,398)	468,492
Other payables, related parties	-	1,725
Operating lease liabilities	(27,163)	(34,065)
Income tax payables	(26,605)	49,550
Net cash used in operating activities	(4,712,806)	(9,560,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(16,740)	(86,964)
Purchases of intangible asset	(191,119)	-
Cash released from disposal of subsidiaries, net of cash received	(44,755)	-
Proceeds from sale of equipment	-	25,720
Net cash used in investing activities	(252,614)	(61,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering cost	-	(15,000)
Proceeds from issuance of commons stock in initial public offering	-	8,235,110
Proceeds from issuance of common stock and prefunded warrants in public offering	3,457,306	-
Proceeds from issuance of common stock in market offering	431,811	-
Proceeds received from exercising prefunded warrants	1,400	-
Capital contribution	16,348	-
Principal payments of insurance loan	(184,886)	(104,271)
Payments of related party loan	(4,215)	(4,105)
Proceeds from issuance of convertible notes	-	7,732,092
Repayments of convertible notes	(3,367,291)	-
Repayment of senior note	-	(65,000)
Repayments to related parties	-	(1,728,225)
Proceeds from third party loans	-	556,719
Repayments to third party loans	-	(1,948,132)
Net cash provided by financing activities	350,473	12,659,188

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	221,326	(289,257)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,393,621)	2,748,402

CASH AND CASH EQUIVALENTS, beginning of year	4,593,634	1,845,232

CASH AND CASH EQUIVALENTS, end of year	$200,013	$4,593,634

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$29,957	$46,450
Interest paid	$51,333	$65,679

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Offering costs paid in the prior period	$-	$93,536
Beneficial conversion feature resulted from issuance of convertible notes	$-	$749,062
Fair value of warrants issued to underwriter	$-	$175,349
Fair value of warrants issued to consultant	$-	$856,170
Fair value of common stock issued to consultant	$82,000	$819,332
Vesting of employee stock compensation	$11,111	$-
Recognition of operating right-of-use asset and lease liability	$-	$98,795
Recognition of accrued restoration cost in a lease	$-	$24,664
Conversion of convertible note payable, net of unamortized discounts	$1,811,070	$14,476,367
Conversion of convertible note payable, related parties	$-	$2,437,574
Financing insurance premium paid by insurance loan	$62,965	$264,563
Marketable securities received as in exchange of software developing service	$1,000,000	$-
Issuance of common stock to related parties for debts cancellation	$321,562	$-
Issuance of common stock for acquiring intangible assets	$3,553,500	$-

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

The accompanying  consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
ZCity Sdn Bhd (formerly known as Gem Reward Sdn. Bhd.) (“ZCITY”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
Foodlink Global Sdn. Bhd. (“Foodlink”) *	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by TGL
Morgan Global Sdn. Bhd. (“Morgan”)*	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink
AY Food Ventures Sdn. Bhd. (“AY Food”)*	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink

*	Due to recurring loss from the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products. The Company decided to dispose Foodlink and its subsidiaries. On May 24, 2024, the Company, Jeffrey Goh Sim Ik (the “Purchaser”) and Koo Siew Leng (the “Guarantor”) entered into a Share Sale and Purchase Agreement (the “Agreement”), in which the Company agreed to sell all of its equity interest in Foodlink and its subsidiaries Morgan and AY Food to the Purchaser, in exchange for a total of $148,500, of which shall be payable by the Purchaser to the Company as follows: (i) an initial deposit payable on May 24, 2024; and (ii) the balance of the purchase price payable in eight installment payments starting from May 24, 2024.

The Company recognized a gain from disposal of Foodlink and its subsidiaries amounted to $203,333. However, the disposal did not have material impact to the Company’s operations and its consolidated financial statements.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, its initial underwritten public offering (the “Offering”), its underwritten public offering (the “November 2023 Offering”), and its market offering (the “Market Offering”)

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $6.1 million for the year ended June 30, 2024; (2) accumulated deficit of approximately $38.0 million as of June 30, 2024; and (3) net operating cash outflow of approximately $4.7 million for the year ended June 30, 2024.

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

On November 30, 2023, the Company closed its November 2023 Offering of (i) 371,628 (26,014,000 pre reverse split) shares of common stock, par value $0.00001 per share, at a public offering price of $0.10 per share of Common Stock and (ii) 14,000,000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase 0.01 (one share pre reverse split) of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrants. Upon closing of the November 2023 Offering, the Company received an aggregated net proceed of approximately $3.5 million, after deducting underwriting discounts, and non-accountable expense.

On March 22, 2024, the Company and H.C. Wainwright & Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. For the year ended June 30, 2024, the Company received an aggregated net proceed of approximately $0.4 million, net of broker fee from issuance of 94,889 shares of common stock which sell through or to the Manager.

As disclosed in Note 18, the Company received net proceed of $2,457,456, net of broker fee from issuance of 1,583,418 shares of common stock which sell through or to the Manager related to the Marketing Offering Agreement.

Despite receiving the net proceeds from the offerings, and issuance of convertible notes, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. Therefore, management has determined that there is a significant doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, it may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

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

Following the disposal of Foodlink and its subsidiaries, along with their food and beverage product distribution and sublicensing operation on May 24, 2024, the Company now operates under a single segment which is payment processing and e-commerce operation in its ZCITY platform as of June 30, 2024.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2024	June 30, 2023
Period-end MYR: US$1 exchange rate	4.72	4.67

	For the years ended June 30,
	2024	2023
Period-average MYR: US$1 exchange rate	4.69	4.53

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of health care product on its ZCITY platform as well as sublicensing revenue, and sales of food and beverage products. Starting from July 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have material impact on our consolidated financial statements. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2024 and 2023, the Company recorded $1,100, and $214 of allowance for credit loss, respectively.

For the years ended June 30, 2024 and 2023, the Company record $182,544 and $601 additional allowance for credit loss against accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the years ended June 30, 2024 and 2023, $483 and $0 write-down for inventories were recorded, respectively.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits.

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of June 30, 2024 and 2023, the Company provided allowance for credit loss of $212,758 and $0, respectively.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2024 and 2023, the Company did not record allowance for doubtful account against prepayment.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2024 and 2023, no impairment of long-lived assets was recognized.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the consolidated statements of comprehensive income.

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $0.2 million to support an average 4.7 days of sales during the years ended June 30, 2024, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the years ended June 30, 2024 and 2023, approximately $0.4 and $1.8 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

In order to attract more customer to engage with the Company’s online marketplace and in ZCITY, the Company provides membership subscription to the customers to join the Zmember program, a membership program that provides member with benefits which included exclusive saving, bonus, and referral rewards. Member subscription revenue primarily consists of fees charge to customers who sign up for Zmember. As the Company provides customers with 6 months member subscription service in general, member subscription revenue is recognized in the consolidated statement of operation over time across the subscription period.

Sublicense revenue

-	Performance obligations satisfied over time

The Company, through its wholly-owned subsidiaries, Morgan and AY Food, generates revenue by sublicensing the right to use the Licensor’s Trademark to its customers for the period from July 1, 2023 to May 24, 2024. Since the sublicense fee is charged to customers on a monthly basis throughout the contractual period, the Company recognizes sublicense revenue in the consolidated statements of operations over the duration of the contract. Furthermore, the Company establishes itself as the principal in these arrangements, as it possesses the latitude to establish pricing and assumes the inventory risk associated with fulfilling the minimum payment obligations to the Trademark’s licensor regardless of the number of sublicensees engaged by the Company during the license period.

Disaggregated information of revenues by products/services are as follows:

	For the years ended June 30,
	2024	2023
Gift card or “E-voucher” revenue (1)	$20,042,191	$68,050,624
Health care products, computer products, and food and beverage products revenue (1)	1,289,846	324,209
Loyalty program revenue (1)	123,825	524,854
Transaction revenue (1)	61,241	75,274
Member subscription revenue (2)	375,949	383,538
Sublicense revenue (2)	173,777	49,820
Total revenues	$22,066,829	$69,408,319

(1)	Revenue recognized at a point in time.
(2)	Revenue recognized over time.

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

Advertising costs

Advertising costs amounted to $1,280,393 and $3,494,347 for the years ended June 30, 2024 and 2023 respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $513,524 and $549,065 for the years ended June 30, 2024 and 2023, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $218,945 and $208,190 for the years ended June 30, 2024 and 2023, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the years ended June 30, 2024 and 2023.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-based compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to its officers, third party consultant and former director as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of stock-based awards granted are estimated as of the grant date using the Black-Scholes-Merton option-pricing model while the fair value of each common stock granted are estimated using the Company’s closing stock price on the grant date. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of the common stock of the Company, expected life of stock options, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

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

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended June 30, 2024 and 2023, 1,428 (100,000 pre reverse split) contingent shares to be issued to the underwriters are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The fair value for certain assets and liabilities such as cash and cash equivalents, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, contract liabilities, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its related party loan, insurance loan, and convertible notes approximates fair value based on current yields for debt instruments with similar terms. The fair value of investment in marketable securities is based on market price in an active market (Level 1) at the end of each reporting period.

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis as of 30 June, 2024:

	June 30, 2024	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)
	$	$	$	$
Assets:
Investment in marketable securities	171,633	171,633	-	-

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the years ended June 30, 2024 and 2023, the Company did not recognize impairment loss on its operating lease ROU asset.

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

-Recent accounting pronouncements not yet adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting: Improvements to reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosure required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of AUS 2023-07 on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-07 will have on its annual and interim disclosures.

-Recently adopted accounting pronouncements

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

Note 3 – Accounts receivable, net

	As of June 30, 2024	As of June 30, 2023

Accounts receivable	$1,100	$163,383
Provision for estimated credit losses	(1,100)	(214)
Total accounts receivable, net	$-	$163,169

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of June 30, 2024	As of June 30, 2023

Beginning balance	$214	$227
Addition	182,544	601
Write-off	-	(601)
Disposal of subsidiaries	(180,792)	-
Exchange rate effect	(866)	(13)
Ending balance	$1,100	$214

Note 4 – Inventories, net

Inventories consist of the following:

	As of June 30, 2024	As of June 30, 2023

Gift card (or E-voucher)	$27,467	$378,710
Nutrition products	-	8,383
Food and beverage products	-	13,450
Total	$27,467	$400,543

Note 5 – Other receivables and other current assets, net

	As of June 30, 2024	As of June 30, 2023

Deposits (i)	$120,880	$59,486
Prepaid tax	20,752	1,595
Prepaid expense (ii)	45,201	552,044
Software development deposit (iii)	84,823	-
Other receivable (iv)	127,226	-
Total other receivables and other current assets	398,882	613,125
Provision for estimated credit loss	(212,053)	-
Total other receivables and other current assets, net	$186,829	$613,125

(i)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of June 30, 2024 and 2023, $106,028 and $0 estimated credit loss was recorded against doubtful receivables.

(ii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

In July 2022, the Company entered into an IT service agreement (“Service Agreement”) with a third party. Pursuant to the Service Agreement, the third party will provide IT and advisory service to the Company to enhance its cyber security for a two-year period with a consideration of $477,251. The Company amortized the prepaid expense related to Service Agreement based on the service performed and completed during each period. As of June 30, 2024, the prepaid expense pertained to the Service Agreement has been fully amortized.

In February 2024, the Company purchased a D&O Insurance premium amounting $74,078 which covers a period of twelve months, to be expired on February 24, 2025. As of June 30, 2024, the balance of prepaid expenses pertaining to the D&O Insurance amounted to $42,812.

(iii)

The balance of Software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of June 30, 2024, $121,945 of the service deposit were refunded by Nexgen. The remaining deposit of $84,823 is expected to recover by end of June 2025. As of June 30, 2024 and 2023, $42,412 and $0 estimated credit loss was recorded against the software development deposits.

(iv)

The balance of other receivable consists as following:

On May 24, 2024, the Company has disposed all of its equity interest in Foodlink and its subsidiaries Morgan and for a consideration of $148,500. As of June 30, 2024, the Company has collected $21,274 from the Purchaser, and the remaining is expected to be fully repaid by January 2025. As of June 30, 2024 and 2023, $63,613 and $0 estimated credit loss was recorded against other receivable.

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of June 30, 2024	As of June 30, 2023

Beginning balance	$-	$-
Addition	212,758	-
Exchange rate effect	(705)	-
Ending balance	$212,053	$-

Note 6 – Prepayments

	As of June 30, 2024	As of June 30, 2023

Deposits to suppliers	$358,526	$248,551

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of June 30, 2024	As of June 30, 2023

Computer and office equipment	$154,772	$142,520
Furniture and fixtures	72,778	73,355
Motor vehicle	82,290	83,185
Leasehold improvement	131,369	132,797
Subtotal	441,209	431,857
Less: accumulated depreciation	(267,531)	(152,257)
Total	$173,678	$279,600

Depreciation expense for the years ended June 30, 2024 and 2023 were amounted to $117,907 and $108,483, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of June 30,	As of June 30,
	2024	2023

Internal use software development	$3,743,716	$-
Less: accumulated amortization	(612,780)	-
Total intangible assets, net	$3,130,936	$-

Amortization expense for the years ended of June 30, 2024 was amounted to $612,909 and $0, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending June 30, 2025	$795,017
Twelve months ending June 30, 2026	636,143
Twelve months ending June 30, 2027	636,143
Twelve months ending June 30, 2028	636,143
Twelve months ending June 30, 2029	427,490
Total	$3,130,936

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

Movements in investment in marketable securities are as follows:

	As of June 30, 2024	As of June 30, 2023
At fair value
Beginning balance	$-	$-
Addition	1,000,000	-
Fair value loss recognized for the year	(828,367)	-
Closing balance	$171,633	$-

For the years ended June 30, 2024 and 2023, unrealized loss on marketable equity securities were $828,367 and $0, respectively.

Note 10 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan (“Insurance loan 1”) amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. As of June 30, 2024, the Insurance loan 1 has been paid in full. In February 2024, the Company entered into another loan agreement with First Insurance Funding, to obtain a short term loan (“Insurance loan 2”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. As of June 30, 2024, the remaining balance of Insurance loan 2 was amounted to $38,371. The funds from Insurance Loan 1 and 2 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 5. For the years ended June 30, 2024 and 2023, interest expenses pertained to the insurance loan amounted to $4,465 and $4,437 respectively.

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

For the years ended June 30, 2024 and 2023, interest expenses related to the aforementioned loans from third parties amounted to $0 and $2,515, respectively.

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

In addition, notes issuance costs in connection with this note were $212,360 and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible notes from date of issuance to date of maturity using effective interest rate method. For the year ended June 30, 2024 and 2023, amortization of debt discount amounted to $0 and $46,296, respectively.

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

For the years ended June 30, 2024 and 2023, amortization of debt discount amounted to $0 and $950,360 pertained to aforementioned convertible notes, respectively.

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

As of June 30, 2023, YA II PN purchased two unsecured convertible notes consist of $2,000,000 (“Tranche 1”) and $3,500,000 (“Tranche 2”) in principal amount. The Company evaluated the Securities Purchase Agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price of Tranche 1 ($1.55) and Tranche 2 ($1.30), was below the market price of Tranche 1 ($1.56) and Tranche 2 ($1.38) as per stock price listed in the stock market on February 28, 2023, and June 14, 2023, respectively, therefore, the convertible notes contained a beneficial conversion feature. For the year ended June 30, 2024, $1,782,710 of these convertible notes along with $28,360 accrued interest was converted into 40,322 (2,822,472 pre reverse split) shares of common stock.

On September 28, 2023, a Floor Price trigger event occurred as the Company’s daily VWAP is less than the Floor Price. According to the Securities Purchase Agreement, the Company was obligate to make monthly payments starting on the 10th day after the Trigger Date, consisting of the lesser of $1,000,000 or the outstanding principal amount (the “Triggered Principal Amount”), a 7% redemption premium on the Triggered Principal Amount, and accrued unpaid interest. For the year ended June 30, 2024, the Company has remit $284,790 redemption premium to YA II PN as a result of Floor Price triggering event.

In December and October 2023, the Company has collectively repaid $3,367,290 principal balance pertained to above mentioned convertible notes.

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the year ended June 30, 2024, amortization of debt discount were $358,284 pertained to convertible notes from YA II PN. As of June 30, 2024 and 2023, the convertible notes payable, net from YA II PN was amounted to $0 and $4,791,716, respectively.

The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2022 balance	14,108,876	(717,260)	13,391,616	10,954,042	2,437,574
Issuance of convertible notes	8,172,093	(1,189,074)	6,983,019	6,983,019	-
Amortization of debt discounts	-	1,290,050	1,290,050	1,290,050	-
Conversion	(17,130,969)	245,980	(16,884,989)	(14,447,415)	(2,437,574)
Exchange rate effect	-	12,020	12,020	12,020	-
June 30, 2023 balance	$5,150,000	$(358,284)	$4,791,716	$4,791,716	$-
Amortization of debt discounts	-	358,284	358,284	358,284	-
Repayments	(3,367,290)	-	(3,367,290)	(3,367,290)	-
Conversion	(1,782,710)	-	(1,782,710)	(1,782,710)	-
June 30, 2024 balance	$-	$-	$-	$-	$-

For the years ended June 30, 2024 and 2023, interest expenses related to the aforementioned convertible notes amounted to $69,041 and $85,184, respectively.

Note 11 – Other payables and accrued liabilities

	As of June 30, 2024	As of June 30, 2023

Accrued professional fees (i)	$202,000	$233,600
Accrued promotion expenses (ii)	-	39,538
Accrued payroll	69,147	157,542
Accrued interest (iii)	2,375	79,936
Payables to merchant from ZCITY platform (iv)	201,338	174,056
Others	29,022	38,724
Total other payables and accrued liabilities	$508,657	$723,396

(i)	Accrued professional fees

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

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of June 30, 2024	As of June 30, 2023

Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Equipment rental deposit	$12,246	$12,379

Other payables, related parties

Name of Related Party	Relationship	Nature	As of June 30, 2024	As of June 30, 2023

True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Former Chief Marketing Officer is the shareholder of this entity	Consulting fee	$-	$345
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	761	1,315
Total			$761	$1,660

Amount due to related parties

Name of Related Party	Relationship	Nature	As of June 30, 2024	As of June 30, 2023

Chong Chan “Sam” Teo	Former Directors,Former Chief Executive Officer, and Shareholder of TGL	Interest-free loan, due on demand	$-	$186,579
Kok Pin “Darren” Tan	Shareholder of TGL	Interest-free loan, due on demand	-	134,381
Total			$-	$320,960

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of June 30, 2024, such loan has an outstanding balance of $9,081, of which $2,743 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $1,414 and $1,779 for the years ended June 30, 2024 and 2023, respectively.

Related party transactions

Revenue from related parties

Name of Related Party	Relationship	Nature	For the year ended June 30, 2024	For the year ended June 30, 2023
Matrix Ideal Sdn Bhd	Yu Weng Lok is a common shareholder	Sales of products	$-	126

Purchase from related parties

Name of Related Party	Relationship	Nature	For the year ended June 30, 2024	For the year ended June 30, 2023
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$25,446	$22,036

Equipment purchased from a related party

Name of Related Party	Relationship	Nature	For the year ended June 30, 2024	For the year ended June 30, 2023
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$14,093	$52,328

Operating expenses from related parties

Name of Related Party	Relationship	Nature	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023

World Cloud Ventures Sdn Bhd	Shareholder of TGI	Operating expense	-	55,484
VCI Global Limited	Shareholder of TGI	Operating expense	15,000	-
Imej Jiwa Communications Sdn Bhd	Voon Him “Victor” Hoo, the Company’s former Chairman and Managing Director is the director of this entity	Consulting fess	-	2,744
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense	25,278
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Former Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	40,947	290,476
Total			$81,225	$348,704

Note 13 – Stockholders’ deficiency

Common stock

Prior to October 2021, TGL is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGL increased its authorized shares to 170,000,000 shares as part of the Reorganization with ZCITY, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value. The share capital increased of TGL presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of ZCITY. On February 22, 2024, a Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) that provides for a 1-for-70 reverse stock split (the “Split”) of its shares of common stock, par value $0.00001 per share.

1-for-70 Reverse stock split

On February 27, 2024, the Company effected a 1:70 reverse stock split of its shares of common stock. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-70 reverse stock split, the Company recognized additional 8 shares of common stock due to round up issue.

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

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

For the year ended June 30, 2023, the Company issued 64,335 (4,503,412 pre reverse split) shares of common stock upon the conversion of $16,913,941 of convertible note payable, net of unamortized discounts and accrued interest (Note 10), among which, $2,437,574 was converted into 5,047 (353,272 pre reverse split) shares of common stock are belonged to the related parties.

For the year ended June 30, 2024, the Company issued 68,061 (4,764,200 pre reverse split) shares of common stock upon conversion of $1,811,070 of convertible note payable, net of unamortized discounts and accrued interest. (Note 10).

Common stock issued from the Offering, net of issuance costs

On August 15, 2022, the Company had closed its initial underwritten public offering of 32,857 (2,300,000 pre reverse split) shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public price of $4.00 per share. The Company received net proceeds of approximately $8.2 million, net of underwriting discounts and commissions and fees, other offering expenses amounted to approximately $1.0 million, and fair value of warrants issued to the underwriters of approximately $0.2 million.

Common stock issued for consulting services

-Advisory service agreement with Exchange Listing, LLC

In July 2021, the Company signed a capital market advisory agreement (“Agreement”) with Exchange Listing, LLC (“Consultant”), to engage in advisory service in capital market advisory, corporate governance, and organizational meeting. The term of this Agreement shall commence on the execution date and shall continue until the later of nine months or until the Company is trading on a senior exchange or otherwise extended by both parties. The Company extended the contract term until the Company is trading on a senior exchange. Upon execution of this agreement, the Company agrees to sell to the Consultant, or its designees shares of the Company’s common stock which equivalents to 2% of the Company’s fully – diluted shares outstanding, at $0.001 per share. The Company estimated the fair value of the common stock issued to the Consultant for the year ended June 30, 2022 by using the market price $5.48 per share as per an enterprise per share value appraised from an independent third party. After completion of the Company’s Offering on August 15, 2022, the Company had issued additional 1,570 (109,833 pre reverse split) shares of common stock to ensure that the Consultant’s total shares of the Company’s common stock equivalents to 2% of the Company’s fully – diluted shares outstanding using the fair value of $4.00 per share with the fair value of $439,332. For the years ended June 30, 2024, and 2023, the Company incurred stock-based compensation expenses related to the aforementioned Consultant amounting to $0 and $439,332, respectively.

-Marketing service agreement with TraDigital Marketing Group

In May 2024, the Company signed a marketing agreement (the “Marketing Agreement”) with TraDigital Marketing Group (“TraDigital”) to engage in consulting services for investor relations and digital marketing. The services are to be provided over three days, commencing on or after May 5, 2024. Pursuant to the Marketing Agreement, the Company agreed to pay $120,000 in cash and to issue 20,000 shares of the Company’s common stock with fair value of $4.1 per share to TraDigital in exchange for its consulting services. For the years ended June 30, 2024, and 2023, the Company incurred stock-based compensation expenses related to TraDigital amounting to $82,000 and $0, respectively.

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

Common stock issued from the Marketing Offering, net of issuance costs

On March 22, 2024, the Company and H.C. Wainwright & Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. For the year ended June 30, 2024, the Company received an aggregated net proceed of $431,811, net of broker fee from issuance of 94,889 shares of common stock which sell through or to the Manager.

Common stock issued for acquiring intangible assets

- AI Lab Martech Sdn. Bhd.

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

- VT Smart Venture Sdn Bhd

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

- Myviko Holding Sdn. Bhd Bhd

On March 12, 2024, the Company and Myviko Holding Sdn. Bhd. (the “Seller”) entered into a Software Purchase Agreement (the “Purchase Agreement”), in which the Seller agreed to transfer all rights, title and interest to the Company, including without limitation, all computer software and its source code and software licenses in exchange for the issuance of $1,000,000 worth of common stock, par value $0.00001 per share, of the Company. Pursuant to the Purchase Agreement, the Shares will be issued within 5 business days from the effective date of the Purchase Agreement and will be restricted securities and not be listed on any exchange. As of June 30, 2024, the Company has issued 198,412 shares to the Seller.

- MYUP Solution Sdn Bhd

On April 8, 2024, The Company and MYUP Solution Sdn Bhd (the “Seller 2”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Purchase Agreement 2”), in which the Seller 2 agreed to sell to the Company a certain software application in exchange for $495,500 worth of common stock, par value $0.00001 per share, of the Company, or 126,081 shares valued at $3.93 per share. As of June 30, 2024, the Company has issued 126,081 shares to the Seller 2.

- Falcon Gateway Sdn Bhd

On May 27, 2024, the Company and Falcon Gateway Sdn Bhd (the “Seller 3”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Purchase Agreement 3”), in which the Seller agreed to sell to the Company a certain software application in exchange for $495,000 worth of common stock, par value $0.00001 per share, of the Company, or 125,954 shares valued at $3.93 per share. As of June 30, 2024, the Company has issued 125,954 shares to the Seller 3.

Common stock issued to related parties for debts cancellation

On October 30, 2023, the Company issued a total of 25,954 (1,816,735 pre reverse split) restricted shares of common stock to the Company’s Chief Executive Officer, Chong Chan “Sam” Teo, and shareholder, Kok Pin “Darren” Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562 in aggregate indebtedness owed to the Creditors.

Capital Contribution

In February 2024, the Company’s Chief Executive Officer, Chong Chan “Sam” Teo, made a capital contribution of $16,348 in addition to the debt cancellation, as further consideration for the common stock issued to him in October 2023.

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

- Issuance of the underwriters warrants

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters (the “Representative”), relating to the Offering of 32,858 (2,300,000 pre reverse split) shares of the Company’s common stock, par value $0.00001 per share, at an Offering price of $280 ($4.00 pre reverse split) per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 1,428 (100,000 pre reverse split) shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The Representative’s Warrant may be exercised beginning on February 10, 2023, until August 10, 2027. As of June 30, 2024, none of the warrants has been exercised by the Representative.

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

Warrants outstanding as of June 30, 2024 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2023	100,000	$5.00	4.1
Granted	14,000,000	0.0001	-
Exercised	(14,000,000)	-	-
Outstanding at June 30, 2024	100,000	$5.00	3.1

Employee stock compensation

In June 2024, the Company executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. For the fiscal year ended June 30, 2024, the Company recognized $11,111 in stock-based compensation expense attributable to the Employment Agreement. However, none of the shares had been issued or settled by the Company as of June 30, 2024.

Note 14 – Income taxes

The United States and foreign components of loss before income taxes were comprised of the following:

	For the years ended
	June 30,
	2024	2023
Tax jurisdictions from:
- Local – United States	$(3,919,962)	$(3,728,225)
- Foreign – Malaysia	(2,626,946)	(7,901,870)
Loss before income tax	$(6,546,908)	$(11,630,095)

The provision for income taxes consisted of the following:

	For the years ended
	June 30,
	2024	2023
Tax jurisdictions from:
- Local – United States	$33,680	$97,616
- Foreign – Malaysia	6,035	-
Provision for income taxes	$39,715	$97,616

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of June 30, 2024, the operations in the United States of America incurred $8,340,387 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income, and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2022. The deferred tax valuation allowance as of June 30, 2024 and June 30, 2023 were $1,751,481 and $1,177,486, respectively.

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

For the years ended June 30, 2024 and 2023, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

ZCITY, Foodlink, Morgan, and AY Food are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of June 30, 2024, the operations in the Malaysia incurred $22,033,996 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of June 30, 2024 and 2023 were $5,288,159 and $4,927,995, respectively.

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended
	June 30,
	2024	2023
U.S. statutory rate	21.0%	21.0%
Differential of Malaysia statutory tax rate	1.2%	2.0%
Change in valuation allowance	(19.0)%	(23.8)%
Permanent difference	(3.8)%	-%
Effective tax rate	(0.6)%	(0.8)%

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of June 30, 2024	As of June 30, 2023

Deferred tax assets:
Net operating loss carry forwards in U.S.	$1,751,481	$1,177,486
Net operating loss carry forwards in Malaysia	5,288,159	4,927,995
Allowance for credit losses	51,157	-
Unrealized holding loss on marketable securities	173,957	-
Amortization of debt discount	156,403	70,415
Less: valuation allowance*	(7,421,158)	(6,175,896)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $1,245,262 and $2,492,329 for the years ended June 30, 2024 and 2023, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended June 30, 2024 and 2023.

Note 15 – Concentrations of risks

(a)	Major customers

For the years ended June 30, 2024 and 2023, no customer accounted for 10.0% or more of the Company’s total revenues.

As of June 30, 2024, three customers account for approximately 65.3%, 19.3%, and 15.4% of the total balance of accounts receivable, respectively. As of June 30, 2023, two customers account for approximately 24.6% and 24.6% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the years ended June 30, 2024, two vendors accounted for approximately 52.7% and 41.2% of the Company’s total purchases. For the years ended June 30, 2023, two vendors accounted for approximately 62.5% and 32.7% of the Company’s total purchases.

As of June 30, 2024, two vendors accounted for approximately 85.1%, and 11.6% of the total balance of accounts payable. As of June 30, 2023, one vendor accounted for 91.0% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2024 and 2023, $198,952 and $4,593,634 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $85,308 and $2,458,638 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Upon adoption of FASB ASU 2016-02 on July 1, 2022, the Company recognized $84,829 ROU asset and same amount of operating lease liability based on the present value of the future minimum rental payments of leases, using a discount rate of 3.5% based on duration of lease terms. As of June 30, 2024, the weighted-average lease term is 0.5 years for the remaining leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of June 30, 2024 for the next five years is as follows:

June 30,
2025	$17,554
2026	-
Total undiscounted lease payments	17,554
Less imputed interest	(297)
Total lease liabilities	$17,257

Lease expense for the years ended June 30, 2024 and 2023 were $40,676, and $38,496 , respectively.

Note 17 – Commitments and contingencies

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

18 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2024 up through September 30, 2024, the date the Company issued these consolidated financial statements.

From July to September 2024, the Company received net proceed of $2,457,456, net of broker fee from issuance of 1,583,418 shares of common stock which sell through or to the Manager related to the Marketing Offering Agreement.

On September 20, 2024, the Company entered into a partnership agreement (the “Agreement”) with Credilab Sdn. Bhd. (“CLSB”). Pursuant to the Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources, and market expertise to drive mutual benefit and growth. In September 2024, the Company issued 2,000,000 shares of its common stock to CLSB in exchange for CLSB’s integration of its credit services into the Company’s ZCity App. In addition, the Company will introduce portfolio clients (“Portfolio Clients”) to CLSB via the ZCity App, and in return, the Company will share one – third of the revenue and processing fee from CLSB’s profit derived from Portfolio Client. The five-year partnership facilitates joint marketing efforts, profit-sharing, and further strategic collaboration between the parties.

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

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Carlson Thow	31	Chief Executive Officer and Executive Director
Sook Lee Chin	35	Chief Financial Officer
Kok Pin “Darren” Tan	41	Director
Wei Ping Leong	44	Director and Chairman of the Audit Committee of the Board
Wai Kuan Chan	43	Director and Chairman of the Compensation Committee of the Board

Carlson Thow is our Chief Executive Officer and an executive director. Mr. Thow served as Chief Legal Officer of VCI Global Limited (NASDAQ: VCIG) from July 2022 until June 2024, where he was responsible for setting the overall legal strategy for the organization and its subsidiaries, and for providing legal counsel to senior management and the board of directors. Prior to joining VCI Global Limited, Mr. Thow practiced law as a Senior Associate with Zaid Ibrahim & Co. (a member of ZICO Law network) from 2019 to 2022, and as Legal Associate with Martin Cheah & Associates from 2018 to 2019, where he provided legal assistance with regard to mergers and acquisitions and corporate financing matters, among other things. Mr. Thow graduated with a Bachelor of Laws from the University of Northumbria at Newcastle in 2014, a Master of Laws from the University of Malaya in 2016 and a Master of Business Administration from Lancaster University in 2021. Mr. Thow has also obtained a Certificate of Legal Practice from the Legal Profession Qualifying Board of Malaysia in 2016, and he was admitted as an advocate and solicitor of the High Court of Malaya in 2018.

Sook Lee Chin is our Chief Financial Officer. Ms. Chin, age 35, is currently serving as the Financial Controller of the Company since 2024. She has over 12 years of experience in accounts and finance departments across multiple industries, including investment holding, advertising and marketing and medical. Prior to joining the Company, Ms. Chin was a Finance Manager at Clinical Research Malaysia from 2021 until 2024, where she was responsible for reporting, tax and accounting functions, annual budget and monitoring of company performance against its annual budget and lead and managed team members for accounting matters. From 2019 until 2021, Ms. Chin was a Finance and Admin Manager at Freeform Untitled Sdn Bhd., where she prepared monthly management accounts and cash flow projections and liaised and coordinated with external auditors, tax consultants and executives of the company. Ms. Chin graduated from Sunway College in 2014 and subsequently became a Chartered Accountant in 2015. Ms. Chin is a Fellow member of the Association of Chartered Certified Accountants and a member of the Malaysian Institute of Accountants.

Kok Pin “Darren” Tan has been a Director since July 2024. Dr. Tan is qualified to serve on the Board due to his extensive entrepreneurial experience. From 2007 to January 2015, Dr. Tan served as the managing director of Ezytronic Sdn Bhd. In this role, he oversaw the company’s overall operations and strategic direction, focusing on growth, profitability, and alignment with business objectives. From June 2015 to July 2017, Dr. Tan was the chief operating officer of E-Gate Services Sdn Bhd. His responsibilities included managing day-to-day operations and ensuring company efficiency to meet organizational goals. From March 2020 to June 2024, Dr. Tan served as an advisor to our Company, providing valuable insights into our business affairs. Dr. Tan holds a Bachelor’s degree in building management from Sheffield Hallam University since 2006 and a Ph.D. in strategic financial management from Global University of Lifelong Learning. Dr. Tan is qualified to serve on the Board due to his extensive executive experience.

Wei Ping Leong has been a Director since August 2024. He commenced his professional career with various established professional firms including KPMG. During his tenure with these professional firms, he specialized in statutory and internal auditing, as well as advisory work including initial and secondary offering, domestic and cross-border mergers and acquisitions. He was the founder of Sands Capital Sdn Bhd in 2012, specializing in audit and advisory work, where he oversaw every operation of the company, until 2013. He is also the Co-Founder of ZORIXchange, a crypto currency exchange platform, and he is responsible for increasing company revenue with professional strategies, developing new business opportunities and expanding brand influence. He holds directorships at several companies, including Director at WInvest Global Sdn Bhd since 2013, Executive Director at Asia Television Digital Media Limited since 2020 and Director at ATV News Southeast Asia since 2021. Mr. Leong holds a Bachelor Degree of Commerce in Accounting and Finance from Curtin University of Technology, Perth, Australia, and a Master Degree of Commerce in Accounting and Finance, from Macquarie University, Sydney, Australia. Mr. Leong is qualified to serve on the Board due to his extensive experience in international business operations.

Wai Kuan Chan has been a Director since September 2024. Mr. Chan brings with him his expertise in sales and business development. He was a Sales Director of Skyway Motorsports Sdn Bhd from 2008 to 2009, where he spearheaded sales initiatives for high-performance and luxury vehicles as well as collaborated with marketing teams to design and launch promotional campaigns. From 2010 to 2012, he joined Naza Motor Sdn Bhd as their Sales Director, where he was responsible for directing sales operations for multiple automotive brands under the Naza Group and managed a large sales force across various regions in Malaysia. Mr. Chan then co-founded Lẻ-Hase Motor Sdn Bhd in 2012, where he oversaw all aspects of the business and developed business strategies and operational processes until 2014. In 2014, he joined Hap Seng Star Sdn Bhd as Sales Director, where he was tasked with leading sales strategies for luxury automotive brands, managed a team of sales professionals, developed and implemented customer relationship management strategies until 2018. Mr. Chan founded Casa Tropical Enterprise in 2018, which he is managing to the present day, with his responsibilities including overseeing product development, marketing strategies and international distribution channels, developing and implementing strategic business plans and managing key stakeholder relationships. Mr. Chan is qualified to serve on the Board due to his extensive expertise in driving market expansion and revenue growth.

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

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our Board has determined that Kok Pin “Darren” Tan, Wei Ping Leong and Wai Kuan Chan are independent directors of the Company.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

We have established an audit committee consisting of Kok Pin “Darren” Tan, Wei Ping Leong and Wai Kuan Chan. Wei Ping Leong is the Chairman of the audit committee. In addition, our Board has determined that Wei Ping Leong is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a compensation committee of the Board to consist of Kok Pin “Darren” Tan , Wei Ping Leong and Wai Kuan Chan, each of whom is an independent director. Wai Kuan Chan is Chairman of the compensation committee. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Joseph “Bobby” Banks is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of Kok Pin “Darren” Tan, Wei Ping Leong and Wai Kuan Chan. The nominating and corporate governance committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

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

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our other directors, executive officers, significant employees or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“Ten Percent Holders”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements during the fiscal year 2023 as follows: (i) our independent director, Joseph “Bobby” Banks, has yet to file his Form 3 and is planning to file his Form 3 as soon as reasonably practicable; (ii) our executive director, Yi Hui Ho, filed her Form 3 filing late; and (iii) our recently appointed Chief Financial Officer, Meng Chun “Michael” Chan, filed his Form 3 filing late.

Item 11. Executive Compensation

Summary Compensation Table

The following table illustrates the compensation paid by the Company to its executive officers. The disclosure is provided for the fiscal years ended June 30, 2024 and 2023. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended June 30,	Salary(1) ($)	Total ($)
Chong Chan “Sam” Teo(2)	2024	$46,022	$46,022
Former Chief Executive Officer	2023	$37,105	$37,105
Su Chen “Chanell” Chuah (3)	2024	$76,703	$76,703
Former Chief Operating Officer	2023	$76,493	$76,493
Meng Chun “Michael” Chan (4)	2024	$63,920	$63,920
Former Chief Financial Officer	2023	$30,792	$30,792
Su Huay “Sue” Chuah (5)	2024	$30,681	$30,681
Former Chief Marketing Officer	2023	$30,107	$30,107
Chen Hoe “Samuel” Sam (6)	2024	$3,643	$3,643
Former Chief Technology Officer	2023	$46,926	$46,926
Carlson Thow	2024	$4,454	$4,454
Chief Executive Officer	2023	$-	$-
Sook Lee Chin	2024	$2,557	$2,557
Chief Financial Officer	2023	$-	$-
Ching Loong “Henry” Chai	2024	$710	$710
Former Chief Operating Officer	2023	$-	$-

(1)	Salaries were paid in Malaysian Ringgits, U.S. dollar amounts are approximate.
(2)	Mr. Teo resigned as Chief Executive Officer on June 13, 2024.
(3)	Ms. Chuah resigned as Chief Operating Officer on June 21, 2024.
(4)	Mr. Chan resigned as Chief Financial Officer on June 14, 2024.
(5)	Ms. Chuah resigned as Chief Marketing Officer on June 21, 2024.
(6)	Mr. Sam resigned as Chief Technology Officer on November 1, 2023.

None of our other executives earned compensation in excess of $100,000 in fiscal years ended June 30, 2024 or 2023 and therefore pursuant to Instruction 1 to Item 402(m)(2) of Regulation S-K, only the compensation for our principal executive officers is provided.

Employment Agreements.

Thow Employment Agreement

Carlson Thow, our Chief Executive Officer, and the Company entered into an Executive Employment Agreement dated as of June 13, 2024 (the “Thow Employment Agreement”), pursuant which Mr. Thow was appointed as our Chief Executive Officer. The term of the Thow Employment Agreement is for one year of which term is renewable on a yearly basis. Mr. Thow is entitled to receive a basic monthly salary of RM 20,000 with a fixed allowance of RM 800. In addition, Mr. Thow will be entitled to a total of $120,000 worth of shares of common stock of the Company on an annual basis for the first year, of which $10,000 worth of shares of common stock of the Company shall be issued to Mr. Thow at the end of each month during his first year of employment, and the share compensation for the subsequent year(s) will be based on the year’s performance. During the term of the Employment Agreement, either party may terminate the Employment Agreement by providing two (2) months’ written notice or salary in lieu of such notice to the other party. Upon termination of employment, Mr. Thow will be subject to a one year non-solicitation period with regard to the hiring of employees of the Company and soliciting clients of the Company, among other things.

Chin Employment Agreement:

Sook Lee Chin, our Chief Financial Officer, and the Company entered into the Executive Employment Agreement dated as of June 14, 2024 (the “Chin Employment Agreement”), pursuant to which Ms. Chin was appointed as the Chief Financial Officer of the Company. The term of the Employment Agreement is for one year of which term is renewable on a yearly basis. Ms. Chin is entitled to receive a basic monthly salary of RM 18,000. In addition, Ms. Chin will be entitled to a total of $80,000 worth of shares of common stock of the Company on an annual basis for the first year, of which $6,666.67 worth of shares of common stock of the Company shall be issued to Ms. Chin at the end of each month during her first year of employment, and the share compensation for the subsequent year(s) will be based on the year’s performance. During the term of the Employment Agreement, either party may terminate the Employment Agreement by providing two (2) months’ written notice or salary in lieu of such notice to the other party. Upon termination of employment, Ms. Chin will be subject to a one-year non-solicitation period with regard to the hiring of employees of the Company and soliciting clients of the Company, among other things.

Outstanding Equity Awards at June 30, 2024

During the fiscal year ended June 30, 2024, we did not grant any stock options.

Director Compensation Table

The following table illustrates the compensation paid by the Company to its directors. Only the independent directors are entitled to receive board compensation. The disclosure is provided for the fiscal year ended June 30, 2024.

Name	Salary per director ($)	Total per director ($)
Joseph “Bobby” Banks	$54,000	$54,000
Marco Baccanello	$54,000	$54,000
Jeremy Roberts	$54,000	$54,000

The independent directors (Joseph “Bobby” Banks, Marco Baccanello and Jeremy Roberts) are entitled to receive $6,000 per month for their services. Effective January 1, 2024, the monthly compensation for independent directors will be reduced to $3,000. The change follows an interim reduction to $3,000 per month that commenced on October 16, 2021. On August 30, 2024, Joseph “Bobby” Banks and Jeremy Roberts resigned as members of the Board. On September 6, 2024, Marco Baccanello resigned as a member of the Board.

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of September 25, 2024 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

The information contained in this table is as of September 25, 2024. At that date, 5,255,041 shares of our common stock were outstanding.

Name and Address of Beneficial Owner(1)	Title	Common Stock	Percent of Common Stock
Officers and Directors
Carlson Thow	Chief Executive Officer and Executive Director	—
Sook Lee Chin	Chief Financial Officer	—
Kok Pin “Darren” Tan	Director	17,576	*	%
Wei Ping Leong	Director	—
Wai Kuan Chan	Director	—

Officers and Directors as a Group (total of 5 persons)		[*]

5%+ Stockholders

*	Less than 1%.
(1)	Unless otherwise indicated, the principal address of the named directors and directors and 5% stockholders of the Company is care of Treasure Global Inc., 276 5th Avenue, Suite 704 #739, New York, New York 10001.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Other than as disclosed below, and except for the regular salary and bonus payments made to our directors and officers in the ordinary course of business as described in “Item 11. Executive Compensation,” there have been no transactions since July 1, 2023, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds USD$120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

On October 30, 2023, the Company issued a total of 25,954 (1,816,735 pre reverse split) restricted shares of common stock to the Company’s Former Chief Executive Officer, Chong Chan “Sam” Teo, and Director, Kok Pin “Darren” Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562 in aggregate indebtedness owed to the Creditors.

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

Audit services provided by WWC, P.C. for fiscal year ended June 30, 2024 and 2023 included the examination of the consolidated financial statements of the Company, and service related to period filing made with the SEC. Audit services provided by Marcum Asia and Friedman for fiscal years ended June 30, 2023 included the examination of the consolidated financial statements of the Company, and services related to periodic filings made with the SEC.

Audit Fees

WWC’s audit fee for the year ended June 30, 2024 and 2023 was $180,000 and $180,000.

Marcum Asia and Friedman’s audit fee for the years ended June 30, 2023 was $300,000

Audit Related Fees

WWC’s audit related fee for the year ended June 30, 2024 was $45,000.

Marcum Asia’s audit-related fee for the year ended June 30, 2023 was $20,000.

All Other Fees

WWC’s all other fees relate to review of quarterly financial statements for the year ended June 30, 2024 was $60,000.

Tax Fees

WWC’s tax fees for the year ended June 30, 2024 was $0.

Friedman’s tax fees for the year ended June 30, 2023 was $56,505.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2024 and 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements included in this and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended June 30,
	2024	2023
Audit Fees	$180,000	$480,000
Audit-Related Fees(1)	45,000	20,000
Tax Fees	—	56,505
All Other Fees	60,000	—
Total	$285,000	$556,505

(1)	Fees incurred in conjunction with consents and service performed for various registration statements filed during the year ended June 30, 2024.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us for the 2024 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.2	Bylaws of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.3	Amendment to Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
4.1	Form of Underwriter Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
4.2	Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on December 1, 2023)
10.1	Form of Common Stock Securities Purchase Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.2	Form of Convertible Promissory Note issued pursuant to a Securities Purchase Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.3	Registration Rights Agreement dated February 28, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on March 1, 2023).
10.4	Investment Agreement dated November 1, 2020 between the Registrant and Space Capital Berhad (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.5	13.33% Convertible Redeemable Note issued by the Registrant on November 13, 2020 to Space Capital Behard in the principal amount of $2,123,600 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.6	Collaboration Agreement dated March 21, 2022 between GEM Reward SDN BHD and TNG Digital SDN BHD (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.7	Business Partner Agreement dated February 8, 2022 between Public Bank and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.8	Agreement dated August 6, 2021 between iPay88 (M) Sdn. Bhd. and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.9	Partnership Agreement dated as of December 16, 2021 between Gem Reward Sdn Bhd and Digi Telecommunications Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.10	Collection Services Agreement dated as of August 11, 2021 between ATX Distribution Sdn Bhd and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.11	Service Provider Agreement effective January 1, 2022 between Coup Marketing Asia Pacific Sdn. Bhd. d/b/a Pay’s Gift and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.12	Reseller Agreement dated April 12, 2021 between MOL Accessportal Sdn. Bhd. d/b/a Razer Gold and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.13	Merchant Services Agreement dated August 17, 2021 between Morganfield’s and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.14	Merchant Services Agreement dated August 17, 2021 between The Alley and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.15	Merchant Services Agreement dated August 17, 2021 between Hui Lau Shan and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.16	Employment Agreement dated June13, 2024 between Carlson Thow and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 14, 2024)
10.17	Employment Agreement dated June 20, 2024 between Chai Ching “Henry” Loong and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 25, 2024)

Exhibit No.	Description
10.18	Executive Employment Agreement dated June 14, 2024 between Sook Lee Chin and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 17, 2024)
10.19	Agreement dated as of October 5, 2023, by and between the Company and YA II PN, Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 12, 2023)
10.20	Common Stock Securities Purchase Agreement dated February 28, 2023, between the Registrant and YA II PN Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 12, 2023)
10.21	Form of Convertible Promissory Note issued pursuant to the Securities Purchase Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-271872), originally filed on May 12, 2023).
10.22	License and Service Agreement dated as of October 12, 2023, by and between the Company and AI Lab Martech Sdn. Bhd.(Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 18, 2023).
10.23	Letter Offer dated as of August 2, 2023, issued by CIMB Bank Berhad to the Registrant (Incorporated by reference to the Exhibit 10.23 of Company’s Annual Report on Form 10-K (File No. 001-41476), filed on September 28, 2023).
10.24	Underwriting Agreement dated as of November 28, 2023, by and between Treasure Global Inc and EF Hutton LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 1, 2023)
10.25	Letter Agreement dated November 28, 2023 from Yorkville Advisors Global, L.P. to Treasure Global Inc (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 4, 2023)
10.26	Software Development Agreement dated as of December 19, 2023, by and between the Company and VT Smart Venture Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 21, 2023).
10.27	Software Purchase Agreement dated as of March 12, 2024, by and between the Company and Myviko Holding Sdn. Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on March 15, 2024).
10.28	Software Purchase Agreement dated as of April 8, 2024, by and between the Company and MYUP Solution Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on April 8, 2024).
10.29	Share Sale and Purchase Agreement dated as of May 24, 2024, by and between the Company, Jeffrey Goh Sim Ik and Koo Siew Leng (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on May 28, 2024).
10.30	Software Purchase Agreement dated as of May 27, 2024, by and between the Company and Falcon Gateway Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on May 30, 2024).
10.31	Partnership Agreement between Treasure Global Inc and Credilab Sdn. Bhd. dated September 20, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on September 20, 2024).
21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022.).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
101.INS	(Filed herewith)
101.SCH	XBRL Instance Document (Filed herewith)
101.CAL	XBRL Calculation Linkbase Document (Filed herewith)
101.DEF	XBRL Definition Linkbase Document (Filed herewith)
101.LAB	XBRL Label Linkbase Document (Filed herewith)
101.PRE	XBRL Presentation Linkbase Document (Filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2024	TREASURE GLOBAL INC.

	By:	/s/ Carlson Thow
Carlson Thow
Chief Executive Officer

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints Carlson Thow as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlson Thow	Chief Executive Officer and Executive Director	September 30, 2024
Carlson Thow	(Principal Executive Officer)

/s/ Sook Lee Chin	Chief Financial Officer	September 30, 2024
Sook Lee Chin	(Principal Financial and Accounting Officer)

/s/ Kok Pin “Darren” Tan	Director	September 30, 2024
Kok Pin “Darren” Tan

/s/ Wei Ping Leong	Director	September 30, 2024
Wei Ping Leong

/s/ Wai Kuan Chan	Director	September 30, 2024
Wai Kuan Chan