Form 10-Q
period 2024-09-30
TREASURE GLOBAL INC
filed 2024-11-14
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 14, 2024, the registrant had a total of 11,125,688 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	June 30,
	2024	2024
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,561	$200,013
Investment in marketable securities	44,126	171,633
Accounts receivable, net	39,716	-
Inventories, net	22,121	27,467
Other receivables and other current assets, net	639,111	186,829
Other receivable, related party	14,007	12,246
Prepayments	373,881	358,526
Total current assets	1,205,523	956,714

OTHER ASSETS
Property and equipment, net	175,625	173,678
Intangible assets, net	4,230,726	3,130,936
Operating lease right-of-use assets	9,911	17,257
Other receivables, non-current	1,487,372	-
Total other assets	5,903,634	3,321,871

TOTAL ASSETS	$7,109,157	$4,278,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Related party loan, current portion	$7,560	$6,338
Insurance loan	19,411	38,371
Accounts payable	25,666	22,441
Customer deposits	3,970	70,080
Contract liability	208,698	188,748
Other payables and accrued liabilities	510,532	508,657
Other payables, related parties	-	761
Operating lease liabilities	19,880	17,257
Income tax payables	33,595	42,456
Total current liabilities	829,312	895,109

NON-CURRENT LIABILITIES
Related party loan, non-current portion	1,574	2,743
Total non-current liabilities	1,574	2,743
TOTAL LIABILITIES	830,886	897,852

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Common stock, par value $0.00001; 170,000,000 shares authorized, 5,255,041 and 1,671,623 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively*	53	17
Additional paid-in capital	45,079,181	41,171,827
Accumulated deficit	(38,980,781)	(38,030,074)
Accumulated other comprehensive income	179,818	238,963
TOTAL STOCKHOLDERS’ EQUITY	6,278,271	3,380,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,109,157	$4,278,585

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
REVENUES	$207,371	$13,463,895

COST OF REVENUES	(35,199)	(13,301,261)

GROSS PROFIT	172,172	162,634

SELLING	(77,746)	(761,703)
GENERAL AND ADMINISTRATIVE	(788,894)	(1,237,167)
RESEARCH AND DEVELOPMENT	(47,209)	(82,392)
STOCK-BASED COMPENSATION	(70,000)	-
TOTAL OPERATING EXPENSES	(983,849)	(2,081,262)

LOSS FROM OPERATIONS	(811,677)	(1,918,628)

OTHER (EXPENSE) INCOME
Other income, net	1,379	28,400
Interest expense	(1,511)	(47,849)
Unrealized holding loss on marketable securities	(127,507)	60,172
Amortization of debt discount	-	(238,882)
TOTAL OTHER EXPENSE, NET	(127,639)	(198,159)

LOSS BEFORE INCOME TAXES	(939,316)	(2,116,787)

PROVISION FOR INCOME TAXES	(11,391)	(14,925)

NET LOSS	(950,707)	(2,131,712)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(59,145)	43

COMPREHENSIVE LOSS	$(1,009,852)	$(2,131,669)

LOSS PER SHARE
Basic and diluted*	$(0.35)	$(7.83)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	2,697,709	272,159

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	1,671,623	$17	$41,171,827	$(38,030,074)	$238,963	$3,380,733
Net loss	-	-	-	(950,707)	-	(950,707)
Issuance of common stock at the market offering, net of issuance costs	1,583,418	16	2,457,374	-	-	2,457,390
Issuance of common stock for software development	2,000,000	20	1,379,980	-	-	1,380,000
Employee stock base compensation	-	-	70,000	-	-	70,000
Foreign currency translation adjustment	-	-	-	-	(59,145)	(59,145)
Balance as of September 30, 2024 (Unaudited)	5,255,041	$53	$45,079,181	$(38,980,781)	$179,818	$6,278,271

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of shares*	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	STOCKHOLDERS’ DEFICIENCY
Balance as of June 30, 2023	255,734	3	31,485,733	(31,443,451)	(172,617)	(130,332)
Net loss	-	-	-	(2,131,712)	-	(2,131,712)
Conversion of convertible note payable	40,321	1	1,325,637	-	-	1,325,638
Foreign currency translation adjustment	-	-	-	-	43	43
Balance as of September 30, 2023 (Unaudited)	296,055	$4	$32,811,370	$(33,575,163)	(172,574)	(936,363)

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(950,707)	$(2,131,712)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	21,284	37,172
Amortization of intangible assets	302,802	-
Amortization of debt discounts	-	238,882
Amortization of operating right-of-use assets	9,086	9,793
Allowance for credit losses	(940)	47,785
Stock-based compensation	70,000	-
Unrealized holding loss on marketable securities	127,507	(60,172)
Change in operating assets and liabilities		-
Accounts receivable	(35,784)	(38,300)
Inventories	8,595	15,317
Other receivables and other current assets	(450,287)	(154,389)
Prepayments	33,457	(7,302)
Accounts payable	(805)	92,622
Customer deposits	(70,442)	(7,786)
Contract liability	(6,643)	53,848
Other payables and accrued liabilities	(33,577)	21,841
Other payables, related parties	-	2,332
Operating lease liabilities	131	(9,793)
Income tax payables	4	(4,900)
Net cash used in operating activities	(976,319)	(1,894,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(6,234)
Collaboration deposit	(1,487,372)	-
Net cash used in investing activities	(1,487,372)	(6,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in market offering	2,457,390	-
Principal payments of insurance loan	(18,960)	(79,556)
Payments of related party loan	(1,159)	(1,107)
Net cash provided by (used in) financing activities	2,437,271	(80,663)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(101,032)	4,409

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(127,452)	(1,977,250)

CASH AND CASH EQUIVALENTS, beginning of period	200,013	4,593,634

CASH AND CASH EQUIVALENTS, end of period	$72,561	$2,616,384

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$9,440	$20,957
Interest paid	$3,020	$1,974

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Conversion of convertible note payable, net of unamortized discounts	$-	$1,325,638
Issuance of common stock for software development	$1,380,000	$-
Financing insurance premium paid by insurance loan	$-	$1,000,000

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
ZCity Sdn Bhd (formerly known as Gem Reward Sdn. Bhd.) (“ZCITY”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
VWXYZ Venture Sdn. Bhd. (“VWXYZ”) （2）	● ● ●	A Malaysian company Incorporated in July 2024 Holding company	100% owned by TGL
Foodlink Global Sdn. Bhd. (“Foodlink”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by TGL
Morgan Global Sdn. Bhd. (“Morgan”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink
AY Food Ventures Sdn. Bhd. (“AY Food”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink

(1)	Due to recurring loss from the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products. The Company decided to dispose Foodlink and its subsidiaries. On May 24, 2024, the Company, Jeffrey Goh Sim Ik (the “Purchaser”) and Koo Siew Leng (the “Guarantor”) entered into a Share Sale and Purchase Agreement (the “Agreement”), in which the Company agreed to sell all of its equity interest in Foodlink and its subsidiaries Morgan and AY Food to the Purchaser, in exchange for a total of $148,500, of which shall be payable by the Purchaser to the Company as follows: (i) an initial deposit payable on May 24, 2024; and (ii) the balance of the purchase price payable in eight installment payments starting from May 24, 2024. The Company recognized a gain amounted to $203,333 for the year end June 30, 2024 from disposal of Foodlink and its subsidiaries. However, the disposal did not have material impact to the Company’s operations.

(2)	VWXYZ is a holding company incorporated in July 2024, under the laws of Malaysia. As of September 30, 2024, VWXYZ has no substantive operations.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, its underwritten public offering (the “November 2023 Offering”), and its market offering (the “Market Offering”)

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $0.8 million for the three months ended September 30, 2024; (2) accumulated deficit of approximately $39.0 million as of September 30, 2024; and (3) net operating cash outflow of approximately $2.5 million for the three months ended September 30, 2024.

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

On March 22, 2024, the Company and H.C. Wainwright & Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of September 30, 2024, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678,307 shares of common stock which sell through or to the Manager.

On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $6,000,000 the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $6,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025.

Despite receiving the net proceeds from the various offerings, and issuance of convertible notes, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. Therefore, management has determined that there is a significant doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, it may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;

●	Financial support and credit guarantee commitments from the Company’s related parties.

There, however, is no guarantee that the substantial doubt about the Company’s ability to continue as a going concern will be alleviated.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended June 30, 2024.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2024, its unaudited results of operations for the three months ended September 30, 2024 and 2023, and its unaudited cash flows for the three months ended September 30, 2024 and 2023, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of unaudited condensed consolidation

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

Enterprise wide disclosure

The Company’s Chief Operating Decision Makers (CODM), which include the Chief Executive Officer and their direct reports, review financial information presented on an unaudited condensed consolidated basis. This information is accompanied by a breakdown of revenues from different revenue streams, facilitating resource allocation and financial performance evaluation. The reporting of operating segments aligns with the internal reports provided to the CODM, a group composed of specific members of the Company’s management team.

Following the disposal of Foodlink and its subsidiaries, along with their food and beverage product distribution and sublicensing operation on May 24, 2024, the Company now operates under a single segment which is payment processing and e-commerce operation in its ZCITY platform as of September 30, 2024.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2024	June 30, 2024
Period-end MYR: US$1 exchange rate	4.12	4.72

	For the three months ended September 30,
	2024	2023
Period-average MYR: US$1 exchange rate	4.46	4.62

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of health care product on its ZCITY platform. Starting from July 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have material impact on our unaudited condensed consolidated financial statements. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2024 and June 30, 2024, the Company recorded $243, and $1,100 of allowance for credit loss, respectively.

For the three months ended September 30, 2024, the Company recovered $940 from credit loss recorded from prior periods. For the three months ended September 30, 2023, the Company recorded $47,785 additional allowance for credit loss against accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three months ended September 30, 2024 and 2023, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of refundable collaboration deposit related to the partnership agreement with Credilab Sdn. Bhd. In addition, other receivables and other current assets also include prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance, refundable advance to third party service provider, and other deposits.

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of September 30, 2024 and June 30, 2024, the Company provided allowance for credit loss of $233,392 and $212,758, respectively.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2024, and June 30, 2024, the Company did not record allowance for doubtful account against prepayment.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2024 and June 30, 2024, no impairment of long-lived assets was recognized.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the unaudited condensed consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the unaudited condensed consolidated statements of comprehensive income.

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $0.1 million to support an average 143 days of sales during the three months ended September 30, 2024, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the three months ended September 30, 2024 and 2023, approximately $21,000 and $0.2 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

In order to attract more customer to engage with the Company’s online marketplace and in ZCITY, the Company provides membership subscription to the customers to join the Zmember program, a membership program that provides member with benefits which included exclusive saving, bonus, and referral rewards. Member subscription revenue primarily consists of fees charge to customers who sign up for Zmember. As the Company provides customers with 6 months member subscription service in general, member subscription revenue is recognized in the unaudited condensed consolidated statement of operation over time across the subscription period.

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$23,187	$12,838,726
Health care products, computer products, and food and beverage products revenue (1)	51,764	304,331
Loyalty program revenue (1)	6,794	72,113
Transaction revenue (1)	43,080	20,208
Member subscription revenue (2)	82,546	173,219
Sublicense revenue (2)	-	55,298
Total revenues	$207,371	$13,463,895

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

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

Advertising costs

Advertising costs amounted to $65,536 and $523,508 for the three months ended September 30, 2024 and 2023 respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $47,209 and $82,392 for the three months ended September 30, 2024 and 2023, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $47,679 and $67,212 for the three months ended September 30, 2024 and 2023, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three months ended September 30, 2024 and 2023.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-based compensation

The Company accounts for stock-based compensation awards to officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 718 amended by ASU 2018-07. Under FASB ASC Topic 718, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

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

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended September 30, 2024 and 2023, 1,428 (100,000 pre reverse split) and 221,429 (15,500,000 pre reverse split) contingent shares to be issued to the underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2024 and 30 June, 2024:

	September 30, 2024	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)
	$	$	$	$
Assets:
Investment in marketable securities	44,126	44,126	-	-

	June 30, 2024	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)
	$	$	$	$
Assets:
Investment in marketable securities	171,633	171,633	-	-

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three months ended September 30, 2024 and 2023, the Company did not recognize impairment loss on its operating lease ROU asset.

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

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-07 will have on its unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 3 – Accounts receivable, net

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Accounts receivable	$39,959	$1,100
Provision for estimated credit losses	(243)	(1,100)
Total accounts receivable, net	$39,716	$-

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of September 30, 2024	As of June 30, 2024

Beginning balance	$1,100	$214
Addition (recovery)	(940)	182,544
Disposal of subsidiaries	-	(180,792)
Exchange rate effect	83	(866)
Ending balance	$243	$1,100

Note 4 – Inventories, net

Inventories consist of the following:

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Gift card (or E-voucher)	$14,431	$27,467
Nutrition products	7,690	-
Total	$22,121	$27,467

Note 5 – Other receivables and other current assets

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Collaboration deposits (i)	$1,487,372	$-
Deposits(ii)	131,049	120,880
Prepaid tax	24,913	20,752
Prepaid expense (iii)	26,937	45,201
Software development deposit (iv)	558,753	84,823
Other receivable (v)	130,851	127,226
Total other receivables and other current assets	2,359,875	398,882
Provision for estimated credit loss	(233,392)	(212,053)
Total other receivables and other current assets	$2,126,483	$186,829
Current	$639,111	$186,829
Non-current	$1,487,372	$-

(i)	On September 20, 2024, the Company entered into a partnership agreement (the “Partnership Agreement”) with Credilab Sdn. Bhd. (“CLSB”) for five years. Pursuant to the Partnership Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources, and market expertise to drive mutual benefit and growth, while the Company will periodically provide collaboration deposit fund to CLSB, which CLSB will be utilized to support CLSB’s credit service activities for the portfolio clients introduced by the Company’s ZCity App (“Portfolio Clients”). In return, the Company will share half of the revenue and processing fee from CLSB’s profit derived from Portfolio Client. As of September 30, the Company has disbursed $1,487,372 collaboration deposits to CLSB.

(ii)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of September 30, 2024 and June 30, 2024, $121,271 and $106,028 estimated credit loss was recorded against doubtful receivables.

(iii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

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

In February 2024, the Company purchased a D&O Insurance premium amounting $74,078 which covers a period of twelve months, to be expired on February 24, 2025. As of September 30, 2024, the balance of prepaid expenses pertaining to the D&O Insurance amounted to $24,293.

(iv)

The balance of Software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of September 30, 2024, $121,945 of the service deposit were refunded by Nexgen. The remaining deposit of $84,823 is expected to recover by end of June 2025. As of September 30, 2024, and June 30, 2024, $48,508 and $42,412 estimated credit loss was recorded against the software development deposits.

On July 18, 2024, the Company entered into an agreement with two vendors for the provision of subcontractor services related to developing smart campus management system at the Enforcement Leadership & Management University, Malaysia. Under the terms of these agreements, both vendors were engaged to provide services including infrastructure cabling, wiring, and network design consultancy for a total amount of $727,626 and $242,542 respectively. As of September 30, 2024, the Company had remitted a service deposit of $287,448 & $174,288 to both vendors respectively.

(v)

The balance of other receivable consists as following:

On May 24, 2024, the Company has disposed all of its equity interest in Foodlink and its subsidiaries Morgan and for a consideration of $148,500. As of September 30, 2024, the Company has collected $21,274 from the Purchaser, and the remaining is expected to be fully repaid by January 2025. As of September 30, 2024 and June 30, 2024, $63,613 estimated credit loss was recorded against other receivable.

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Beginning balance	$212,053	$-
Addition	-	212,758
Exchange rate effect	21,339	(705)
Ending balance	$233,392	$212,053

Note 6 – Prepayments

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Deposits to suppliers	$373,881	$358,526

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Computer and office equipment	$177,021	$154,772
Furniture and fixtures	83,240	72,778
Motor vehicle	94,120	82,290
Leasehold improvement	150,254	131,369
Subtotal	504,635	441,209
Less: accumulated depreciation	(329,010)	(267,531)
Total	$175,625	$173,678

Depreciation expense for the three months ended September 30, 2024 and 2023 were amounted to $21,284 and $37,172, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of September 30,	As of June 30,
	2024	2024
	(Unaudited)	(Audited)
Internal use software development	$5,151,060	$3,743,716
Less: accumulated amortization	(920,334)	(612,780)
Total intangible assets, net	$4,230,726	$3,130,936

Amortization expense for the three months ended of September 30, 2024 and 2023 was amounted to $302,802 and $0, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending September 30, 2025	$891,067
Twelve months ending September 30, 2026	874,100
Twelve months ending September 30, 2027	874,100
Twelve months ending September 30, 2028	874,100
Twelve months ending September 30, 2029	717,359
Total	$4,230,726

Note 9 – Investment in marketable securities

On July 19, 2023 (“Commencement Date”), the Company entered into a software developing agreement (“Developing Agreement”) with VCI Global Limited (“VCI”), an unrelated third party for collaboration and co-operating in the development of an artificial intelligence powered travel platform, the (“Platform”). Pursuant to the Software Development Agreement, VCI shall remit payment of cash in $1,000,000 or issuance and the allotment of ordinary shares in VCI with an equivalent value of $1,000,000 (“VCIG Shares”) within ten business days from the Commencement Date to the Company as service consideration. Both the Company and VCI had agreed that VCI to issued 286,533 shares of VCIG Shares at $3.49 per share based on 5-day volume weighted average price to the Company as a service consideration in developing above mentioned Platform. The VCIG Shares shall be issued on a restricted stock basis for a period of six (6) months from the commencement date of the Software Developing Agreement.

Movements in investment in marketable securities are as follows:

	As of September 30, 2024	As of June 30, 2024
At fair value	(Unaudited)	(Audited)
Beginning balance	$171,633	$-
Addition	-	1,000,000
Fair value loss recognized for the year	(127,507)	(828,367)
Closing balance	$44,126	$171,633

For the three months ended September 30, 2024, unrealized loss on marketable equity securities were $127,507. For the three months ended September 30, 2023, unrealized gain on marketable equity securities were 60,172.

Note 10 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan (“Insurance loan 1”) amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. The Insurance loan 1 has been paid in full during the year ended June 30, 2024. In February 2024, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 2”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. As of September 30, 2024, the remaining balance of Insurance loan 2 was amounted to $19,411. The funds from Insurance Loan 1 and 2 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 5. For the three months ended September 30, 2024 and 2023, interest expenses pertained to the insurance loan amounted to $758 and $1,974 respectively.

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

During the year ended June 30, 2023, YA II PN purchased two unsecured convertible notes consist of $2,000,000 (“Tranche 1”) and $3,500,000 (“Tranche 2”) in principal amount. The Company evaluated the Securities Purchase Agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price of Tranche 1 ($1.55) and Tranche 2 ($1.30), was below the market price of Tranche 1 ($1.56) and Tranche 2 ($1.38) as per stock price listed in the stock market on February 28, 2023, and June 14, 2023, respectively, therefore, the convertible notes contained a beneficial conversion feature. For the year ended June 30, 2024, $1,782,710 of these convertible notes along with $28,360 accrued interest was converted into 40,322 (2,822,472 pre reverse split) shares of common stock.

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

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the three months ended September 30, 2024 and 2023, amortization of debt discount were $0 and $238,882 pertained to convertible notes from YA II PN. As of September 30, 2024 and June 30, 2024, the convertible notes payable, net from YA II PN was amounted to $0. The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable		Unamortized debt discounts		Convertible notes payable, net of unamortized discounts		Third parties		Related parties
June 30, 2023 balance		$5,150,000		$(358,284)		$4,791,716		$4,791,716	$-
Amortization of debt discounts		-		358,284		358,284		358,284	-
Repayments		(3,367,290)		-		(3,367,290)		(3,367,290)	-
Conversion		(1,782,710)		-		(1,782,710)		(1,782,710)	-
June 30, 2024 balance		-		-		-		-	-
Repayments		-		-		-		-	-
Conversion		-		-		-		-	-
September 30, 2024 balance (unaudited)	$		$		$		$		$-

For the three months ended September 30, 2024 and 2023, interest expenses related to the aforementioned convertible notes amounted to $0 and $45,222, respectively.

Note 11 – Other payables and accrued liabilities

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Accrued professional fees (i)	$253,238	$202,000
Accrued payroll	34,575	69,147
Accrued interest (ii)	2,716	2,375
Payables to merchant from ZCITY platform (iii)	174,157	201,338
Others	45,846	33,797
Total other payables and accrued liabilities	$510,532	$508,657

(i)	Accrued professional fees

The balance of accrued professional fees represented amount due to third parties service providers which include mobile application developing, marketing consulting service, IT related professional service, audit fee, tax filing fee, and consulting fee related to capital raising.

(ii)	Accrued interest

The balance of accrued interest represented the balance of interest payable from convertible notes aforementioned in Note 10.

(iii)	Payables to merchants from ZCITY platform

The balance of payables to merchants from ZCITY platform represented the amount the Company collected on behalf of merchant from its customer through the Company’s ZCITY platform.

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of September 30, 2024	As of June 30, 2024
			(Unaudited)	(Audited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Equipment rental deposit	$14,007	$12,246

Other payables, related parties

Name of Related Party	Relationship	Nature	As of September 30, 2024	As of June 30, 2024
			(Unaudited)	(Audited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	-	761

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of September 30, 2024, such loan has an outstanding balance of $9,134, of which $1,574 due after 12 months period and classified as related party loan, non-current portion. The interest expense was $323 and $322 for the three months ended September 30, 2024 and 2023, respectively.

Related party transactions

Purchase from related parties

Name of Related Party	Relationship	Nature	For the three months ended September 30, 2024	For the three months ended September 30, 2023
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$-	$12,824

Equipment purchased from a related party

Name of Related Party	Relationship	Nature	For the three months ended September 30, 2024	For the three months ended September 30, 2023
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$-	$4,987

Operating expenses from related parties

Name of Related Party	Relationship	Nature	For the three months ended September 30, 2024	For the three months ended September 30, 2023
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense (short-term office equipment rental)	5,885	-
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Former Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	-	24,227
Total			$5,885	$24,227

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

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

For the year ended June 30, 2024, the Company issued 68,061 (4,764,200 pre reverse split) shares of common stock upon conversion of $1,782,710 of convertible note payable, net of unamortized discounts (Note 10) and accrued interest of $28,360. (Note 10).

Common stock issued for consulting services

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

As of September 30, 2024, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678,307 shares of common stock which sell through or to the Manager. For the three months ended September 30, 2024, the Company received an aggregated net proceed of $2,457,390, net of broker fee from issuance of 1,583,418 shares of common stock which sell through or to the Manager.

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

- Myviko Holding Sdn. Bhd Bhd

On March 12, 2024, the Company and Myviko Holding Sdn. Bhd. (the “Seller”) entered into a Software Purchase Agreement (the “Purchase Agreement”), in which the Seller agreed to transfer all rights, title and interest to the Company, including without limitation, all computer software and its source code and software licenses in exchange for the issuance of $1,000,000 worth of common stock, par value $0.00001 per share, of the Company. Pursuant to the Purchase Agreement, the Shares will be issued within 5 business days from the effective date of the Purchase Agreement and will be restricted securities and not be listed on any exchange. On March 12, 2024, the Company has issued 198,420 shares of the Company’s common stock to the Seller.

- MYUP Solution Sdn Bhd

On April 8, 2024, The Company and MYUP Solution Sdn Bhd (the “Seller 2”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Purchase Agreement 2”), in which the Seller 2 agreed to sell to the Company a certain software application in exchange for $495,500 worth of common stock, par value $0.00001 per share, of the Company, or 126,081 shares valued at $3.93 per share. On April 8, 2024, the Company has issued 126,081 shares of the Company’s common stock to the Seller 2.

- Falcon Gateway Sdn Bhd

On May 27, 2024, the Company and Falcon Gateway Sdn Bhd (the “Seller 3”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Purchase Agreement 3”), in which the Seller agreed to sell to the Company a certain software application in exchange for $495,000 worth of common stock, par value $0.00001 per share, of the Company, or 125,954 shares valued at $3.93 per share. On May 6, 2024, the Company has issued 125,954 shares of the Company’s common stock to the Seller 3.

- Credilab Sdn. Bhd. Bhd

On September 20, 2024, the Company entered into a Partnership Agreement with CLSB. Under the terms of the Agreement, the Company and CLSB will establish a strategic partnership to leverage their respective core competencies, resources, and market expertise to drive mutual benefits and growth.

As part of the Partnership Agreement, the Company agreed to pay $2,000,000 to CLSB and/or its nominees to develop and implement an AI-driven chatbot for the ZCity App platform, aimed at enhancing user engagement and providing real-time assistance. Additionally, the partnership includes the development of a digital wallet integrated within the ZCity App to offer users a seamless payment solution for platform transactions and access to CLSB’s financial products and services.

The Company has sole discretion to choose whether to make the payment in cash and/or the equivalent value in the Company’s common stock. On September 20, 2024, the Company issued 2,000,000 shares of its common stock equivalent to $1,380,000 to CLSB for software development. Upon completion of the software development, the Company will make the remaining payment of $620,000 in cash and/ or the equivalent value in the Company’s common stock.

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

- Issuance of the underwriters warrants

On August 10, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters (the “Representative”), relating to the Offering of 32,858 (2,300,000 pre reverse split) shares of the Company’s common stock, par value $0.00001 per share, at an Offering price of $280 ($4.00 pre reverse split) per share. Pursuant to the Underwriting Agreement, in exchange for the representative’s firm commitment to purchase the Shares, the Company agreed to issue the underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 1,428 (100,000 pre reverse split) shares of the Company’s common stock, which is equal to five percent (5%) of the shares sold in the Offering, excluding the over-allotment option, at an exercise price of $5.00, which is equal to 125% of the Offering price. The Representative’s Warrant may be exercised beginning on February 10, 2023, until August 10, 2027. As of September 30, 2024, none of the warrants has been exercised by the Representative.

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

Warrants outstanding as of September 30, 2024 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2023	100,000	$5.00	4.1
Granted	14,000,000	0.0001	-
Exercised	(14,000,000)	-	-
Outstanding at June 30, 2024	100,000	$5.00	3.1
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2024 (unaudited)	100,000	$5.00	2.9

Employee stock compensation

In June 2024, the Company executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. For the three months ended September 30, 2024 and 2023, the Company recognized $70,000 and $0 in stock-based compensation expense attributable to the Employment Agreement, respectively. As of September 30, 2024, no shares of the Company’s common stock had been issued to the executive officers in settlement of the vested stock compensation.

Note 14 – Income taxes

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended
	September 30,
	2024	2023
Tax jurisdictions from:	(Unaudited)	(Unaudited)
- Local – United States	$(776,425)	$(839,853)
- Foreign – Malaysia	(162,891)	(1,276,934)
Loss before income tax	$(939,316)	$(2,116,787)

The provision for income taxes consisted of the following:

	For the three months ended
	September 30,
	2024	2023
Tax jurisdictions from:	(Unaudited)	(Unaudited)
- Local – United States	$11,391	$11,700
- Foreign – Malaysia	-	3,225
Provision for income taxes	$11,391	$14,925

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of September 30, 2024, the operations in the United States of America incurred $8,989,305 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2023. The deferred tax valuation allowance as of September 30, 2024 and June 30, 2024 were $1,887,754 and $1,751,481, respectively.

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

For the three months ended September 30, 2024 and 2023, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

ZCITY, Foodlink, Morgan, and AY Food are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of September 30, 2024, the operations in the Malaysia incurred $22,196,887 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of September 30, 2024, and June 30, 2024 were $5,327,253 and $5,288,159, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$1,887,754	$1,751,481
Net operating loss carry forwards in Malaysia	5,327,253	5,288,159
Allowance for credit losses	56,072	51,157
Unrealized holding loss on marketable securities	200,734	173,957
Amortization of debt discount	156,403	156,403
Less: valuation allowance*	(7,628,216)	(7,421,158)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $207,058 and $422,659 for the three months ended September 30, 2024 and 2023, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2024 and June 30, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended September 30, 2024 and 2023.

Note 15 – Concentrations of risks

(a)	Major customers

For the three months ended September 30, 2024, one customer accounted for approximately 16.6.0% of the Company’s total revenues. For the three months ended September 30, 2023, no customer accounted for 10.0% or more of the Company’s total revenues.

As of September 30, 2024, two customers account for approximately 86.4%, and 13.0% of the total balance of accounts receivable, respectively. As of June 30, 2024, three customers account for approximately 65.3%, 19.3%, and 15.4% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the three months ended September 30, 2024, one vendors accounted for approximately 99.9% of the Company’s total purchases. For the three months ended September 30, 2023, two vendors accounted for approximately 55.9% and 34.5% of the Company’s total purchases.

As of September 30, 2024, two vendors accounted for approximately 88.0%, and 12.0% of the total balance of accounts payable. As of June 30, 2024, two vendors accounted for approximately 85.1%, and 11.6% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2024 and June 30, 2024, $72,561 and $198,952 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $0 and $85,308 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Upon adoption of FASB ASU 2016-02 on July 1, 2022, the Company recognized $84,829 ROU asset and same amount of operating lease liability based on the present value of the future minimum rental payments of leases, using a discount rate of 3.5% based on duration of lease terms. As of September 30, 2024, the lease term is 0.3 years for the remaining leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of September 30, 2024 for the next five years is as follows:

September 30,
2025	$19,937
2026
Total undiscounted lease payments	19,937
Less imputed interest	(57)
Total lease liabilities	$19,880

Lease expense for the three months ended September 30, 2024 and 2023 were $ 9,217, and $10,806, respectively.

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

18 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2024 up through November 14 , 2024, the date the Company issued these unaudited condensed consolidated financial statements.

On October 10, 2024, Treasure Global Inc (the “Company” or “we”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $6,000,000 the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at the Purchase Price (defined below) during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $6,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025.

In consideration for Alumni Capital’s execution and performance under the Purchase Agreement, the Company issued to Alumni Capital a purchase warrant dated October 10, 2024 for a term of three (3) years (the “Purchase Warrant”), to purchase up to a number of common stock equal to ten percent (10%) of the Commitment Amount divided by the exercise price of the Purchase Warrant. The exercise price per share of the Purchase Warrant will be calculated by dividing the $5,000,000 valuation by the total number of outstanding shares of common stock as of the Exercise Date.

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification  The company agreed to pay a total consideration of (USD 2,800,000.00) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. The  Service Fees shall be utilised by Company for the Services provided by OCTA at any time including an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of United States Dollar Ten Thousand (USD 10,000.00) per month, starting from the delivery of the first mini-game module.

On October 29, 2024, the Company entered into a certain service agreement (the “Agreement”) with V GALLANT SDN BHD (“V Gallant”), a private company incorporated in Malaysia. Pursuant to the Agreement, the Company engaged V Gallant for its generative AI solutions and AI digital human technology services (the “Services”) in accordance with the terms and conditions therein. The Company agreed to pay V Gallant a total consideration of USD16,000,000 to V Gallant and/or its nominees for the Services and all associated hardware and software under the Agreement. The Services under this Agreement shall commence on October 29, 2024, and shall be valid until December 31, 2025, unless the Agreement is mutually terminated or extended in writing or terminated by either the Company or V Gallant due to any breach or default of this Agreement, as the case may be.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended June 30, 2024 (the “Annual Report”) filed with the SEC. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

- Financing Development

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

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of September 30, 2024, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678,307 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $6,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $6,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025.

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

Since July 2024, we formalized agreements to develop and implement a Smart Campus System at ELMU University in Nilai, Malaysia. Leveraging our expertise in infrastructure management, we are working with ELMU University to deploy an automated smart campus system that will enhance resource management across the campus, with a strong focus on optimizing electricity usage through integrated software and hardware solutions. This initiative aims to achieve an efficient energy saving consumptions and better environmental, social and governance. The project is expected to be fully deployed within 12 months from the contract’s commencement date.

Since September 2024, we have been driving the development of credit services within the ZCity App through a strategic partnership with Credilab Sdn Bhd (“CLSB”). We are in the midst of facilitating the integration of CLSB’s credit services platform into the ZCity App and developing the customer base for these services. Through the partnership, we intend to collaborate on the creation of a digital wallet, AI-driven chatbot, and customer support systems. The collaboration is designed to drive user engagement and enhance the overall credit services offering within the ZCity App ecosystem. The partnership is scheduled to conclude on September 19, 2029, during which CLSB has also granted TGL a non-exclusive right to use its brand in marketing materials for five years.

Since October 2024, we have been advancing our user engagement strategy by partnering with Octagram Investment Limited (“OCTA”) to develop and integrate mini-game modules into the ZCity App. We have worked closely with OCTA to design and customize these interactive modules, ensuring they align with our specifications for game mechanics, branding, and user experience. The integration is optimized for cross-platform compatibility and smooth performance across devices, as well as ensuring ongoing support and timely updates, maintaining the seamless functionality of the mini-games with future ZCity App updates. We believe that this initiative is key to enhancing the app’s interactive features and driving user engagement.

In October 2024, we have also been developing a cutting-edge Live Streaming Platform enhanced by AI Digital Human Solutions by partnering with V Gallant Sdn Bhd. We will be overseeing the customization of the platform to meet specific requirements, ensuring seamless integration with third-party platforms and optimizing performance across devices. Ongoing support and updates will also be prioritized to maintain consistent functionality. This initiative is central to our efforts to expand our interactive streaming capabilities and elevate user experiences. The development is scheduled to be completed on December 31, 2025.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as September 30, 2024, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of September 30, 2024, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2023	2023	2024	2024	2024
Number of new registered user (1)	102,752	38,934	12,405	4,934	3,293
Number of active users (2)	187,180	156,979	41,458	26,819	25,216
Number of new participating merchants	16	1	-	-	-

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2023	2023	2024	2024	2024
Accumulated registered users	2,644,916	2,683,850	2,696,255	2,701,189	2,704,482
Accumulated Participating merchants)	2,026	2,027	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of September 30, 2024. As of September 30, 2024, we recorded 2,704,482 registered users and 25,216 active users on the ZCITY platform. On average, our registered user base has grown by approximately 2.0 % over the past five quarters, while our active user numbers have experienced an average decline of 38.3%.

The decline in growth of registered users and active users over the past five quarters, as of September 30, 2024, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of September 30, 2024 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
July 1, 2023	September 30, 2023	2,644,916	187,180	7.1%
October 1, 2023	December 31, 2023	2,683,850	156,979	5.8%
January 1, 2024	March 31, 2024	2,696,555	41,458	1.5%
April 1, 2024	June 30, 2024	2,701,189	26,819	1.0%
July 1, 2024	September 30, 2024	2,704,482	25,216	0.9%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of September 30, 2024 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
July 1, 2023	September 30, 2023	187,180	93,836	93,344	75.3%	24.7%
October 1, 2023	December 31, 2023	156,979	38,934	118,045	36.9%	63.1%
January 1, 2024	March 31, 2024	41,458	12,705	28,753	81.7%	18.3%
April 1, 2024	June 30, 2024	26,819	4,634	22,185	46.5%	53.5%
July 1, 2024	September 30, 2024	25,216	3,293	21,923	18.3%	81.7%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended September 30, 2024 and 2023

Revenue

Our breakdown of revenues by categories for the three months ended September 30, 2024 and 2023, respectively, is summarized below:

	For the Three Months Ended September 30,				Change
	2024	%	2023	%	%

Product and loyalty program revenue	$81,745	39.4%	$13,215,170	98.2%	(99.4)%
Transaction revenue	43,080	20.8%	20,208	0.2%	113.2%
Member subscription revenue	82,546	39.8%	173,219	1.3%	(52.3)%
Sublicence revenue	-	-%	55,298	0.4%	(100.0)%
Total revenues	$207,371	100.0%	$13,463,895	100.0%	(98.5)%

Total revenues decreased by approximately $13.3 million or 98.5% to approximately $ 0.2 million for the three months ended September 30, 2024 from approximately $13.5 million for the three months ended September 30, 2023. The decrease was mainly attributable to the decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our subsidiaries, Morgan and AY Food, despite they were disposed in May 2024. The product and loyalty program revenue decrease by approximately $13.1 million or 99.4% to approximately $82,000 for the three months ended September 30, 2024 from approximately $13.2 million for the same period in 2023. The decline in revenue was primarily driven by the company’s strategic decision to streamline its product line, with a particular focus on eliminating lower-margin products, mainly e-vouchers. In addition, the decrease was attributable our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

Transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales and service transactions, as well as for payment services facilitated between merchants and their customers online. Our transaction revenue increased by 113.2%, reaching approximately $43,000 for the three months ended September 30, 2024, compared to approximately $20,000 for the same period in 2023. This growth was driven by our recent partnership with Creditlab Sdn. Bhd. (“CLSB”), a third-party credit services provider. Through this partnership, we introduced our portfolio clients from ZCITY to CLSB’s credit service platform. In return, CLSB agreed to pay us a transaction fee upon successful transactions and share 50% of the revenue derived from these Portfolio Clients.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the three months ended September 30, 2024, member subscription revenue decreased by 52.3% to approximately $83,000, from approximately $0.2 million for the same period in 2023. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program . As of September 30, 2024 we had 27,620 customers who subscribed to our Zmember program, respectively.

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

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended September 30, 2024, and 2023, respectively, is summarized below:

	For the Three Months Ended September 30,		Change
	2024	2023	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$35,199	$13,243,150	(99.7)%
Sublicense revenue	-	58,111	(100.0)%
Total cost of revenue	$35,199	$13,301,261	(99.7)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use the Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $13.3 million or 99.7% for the three months ended September 30, 2024 compared with the same period in 2023. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit (loss)	$46,546	$(27,980)	$74,526	266.4%
Gross margin	56.9%	(0.2)%	57.2%

Transaction revenue
Gross profit	$43,080	$20,208	$22,872	113.2%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$82,546	$173,219	$(90,673)	(52.4)%
Gross margin	100.0%	100.0%	-%

Sublicense revenue
Gross (loss) profit	$-	$(2,813)	$2,813	(100.0)%
Gross margin	-%	(5.1)%	5.1%

Total
Gross profit	$172,172	$162,634	$9,538	5.9%
Gross margin	83.0%	1.2%	81.8%

Our gross profit for the three months ended September 30, 2024, amounted to approximately $172,000 as compared to approximately $163,000 for the same period in 2023, reflecting an increase of approximately $9,000 or 5.9%. Our gross margin improved from 1.2% for the three months ended September 30, 2023 to 83.0% for the same period in 2024, representing an enhancement of 81.8 % in our gross margin percentage.

The increase in both gross profit and gross margin were mainly attributed to strategic measures undertaken during the three months ended September 30, 2024 through streamlined our product line by eliminating products with lower profitability, and reduce spending on customer rewards within our ZCITY platform which resulting in a decrease in deferred revenue. Consequently, leading to higher gross profit and gross margin in the current period.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $78,000 and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $0.7 million or 89.8%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $0.7 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended September 30, 2024 and 2023, we incurred approximately $21,000 and $0.2 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $0.8 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $0.4 million or 36.2%. The decrease was primarily attributed to decrease in salary expenses and professional fee expense of approximately $0.2 million and $0.3 million, respectively, to promote our operation effectiveness.

Research and development expenses

Research and development expense amounted to approximately $47,000 and $82,000 for the three months ended September 30, 2024 and 2023, representing 36.2% decrease as we incurred less spending in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to $70,000 and $0 for the three months ended September 30, 2024, and 2023, respectively. The stock-based compensation incurred for the three months ended September 30, 2024, was related to compensation paid to our executive officer as part of their compensation plan and third party for professional service.

Other expense, net

Other expense, net, amounted to approximately $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of approximately $71,000 which was primarily attributable to decrease of amortization of debt discount of approximately $239,000 related to our convertible note payable as all of our convertible notes has been converted during the year ended June 30, 2024, offset by an increased in unrealized loss of approximately $188,000 from marketable securities we received as service consideration in development of an artificial intelligence powered travel platform.

Provision for income taxes

Provision for income taxes amounted to approximately $11,391 and $14,925 for the three months ended September 30, 2024 and 2023, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended September 30, 2024 and 2023, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

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

As of September 30, 2024 and June 30, 2024, we had approximately $73,000 and $0.2 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

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

On March 22, 2024, we have entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of September 30, 2024, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678,307 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $6,000,000 the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $6,000,000 of our common stock pursuant to the Purchase Agreement or (ii) December 31, 2025.

Despite receiving the proceeds from various offerings, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

●	Financial support and credit guarantee commitments from our related parties.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30, 2024	September 30, 2023

Net cash used in operating activities	$(976,319)	$(1,916,603)
Net cash used in investing activities	(1,487,372)	(6,234)
Net cash provided by financing activities	2,437,271	(80,663)
Effect of exchange rate on cash and cash equivalents	(101,032)	4,409
Net change in cash and cash equivalents	$(127,452)	$1,999,091

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2024 was approximately $1.0 million and was mainly comprised of (i) the net loss of approximately $0.1 million, (ii) increase of other receivable and other current assets of approximately $0.5 million which includes approximately $0.5 million prepayment to certain developer for the development of our internal AI software. (iii) decrease in customer deposits of approximately $70,000, as we recognized member service revenue in the current period from certain merchant prepayments made in the prior period, and (iv) decrease of other payable and accrued liabilities of approximately $34,000 as we pay off some of the accrued operating expenses, offset by (i) non-cash items of depreciation, amortization, allowance for credit losses, stock-based compensation and unrealized loss on marketable securities amounted to approximately $0.5 million, and decrease of prepayment of approximately $33,000 as we received the inventory for resale which we have place order and prepaid in the prior period.

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

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 was approximately $1.5 million which includes a remittance of approximately $1.5 million to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients,

Net cash used in investing activities for the three months ended September 30, 2023 was approximately $6,000, which mainly due to purchase of equipment of approximately $6,000 for our operations used.

Financing Activities

Net cash provided financing activities the three months ended September , 2024 was approximately $2.5 million, which mainly comprised of payments of insurance loan and related party loan of approximately $20,000, offset by approximately $2.5 million net proceeds received from issuance of common stock through our market offering.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform. Starting from July 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). We used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of September 30, 2024 and June 30, 2024, we recorded $243 and $1,100 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three months ended September 30, 2024 and 2023, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of September 30, 2024 and June 30, 2024, we have provided allowance for credit loss of $233,392 and $212,758, respectively.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipt of inventories, services or refundable, we will recognize an allowance account to reserve such balances. Management reviews our prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and updates it if necessary. No allowance of prepayments was recorded as of September 30, 2024 and June 30, 2024.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of September 30, 2024 and June 30, 2024.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the unaudited condensed consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the unaudited condensed consolidated statements of comprehensive income. For the three months ended September 30, 2024, we recorded an unrealized holding loss on marketable securities of approximately $128,000. In comparison, for the same period in 2023, we recognized an unrealized holding gain of approximately $60,000.

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

Stock-based compensation

We account for stock-based compensation awards to officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. In June 2024, we executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. The fair value of the stock-based compensation which included common stock issued were equivalent to the predetermined monetary value. For the three months ended September 30, 2024 and 2023, we have incurred stock-based compensation from our officer amounted to $70,000 and $0, respectively based on the vesting schedule from the Employment Agreement.

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

Recent Accounting Pronouncements

See Note 2 of the notes to the unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting standards

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of September 30, 2024 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the U.S. Securities and Securities Exchange Commission on September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) Unregistered Sales of Equity Securities

(a) Issuance of Capital Stock.

On September 20, 2024, the Company issued 2,000,000 shares of its common stock to as compensation to Credilab Sdn. Bhd, pursuant to Partnership Agreement with Credilab Sdn. Bhd.

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

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.1*	Form of Purchase Warrant Agreement
10.1*	Purchase Agreement by and between the Company and Alumni Capital LP dated October 10, 2024
10.2*	Service Partnership Agreement by and between the Company and Octagram Investment Limited dated October 10, 2024
10.3**	Supplemental Letter Dated October 28, 2024 to The Partnership Agreement Dated September 20, 2024
10.4***	Service Agreement Dated October 29, 2024 Between Treasure Global Inc and V Gallant SDN BHD
31.1****	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2****	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*****	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*****	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS****	Inline XBRL Instance Document
101.SCH****	Inline XBRL Schema Document
101.CAL****	Inline XBRL Calculation Linkbase Document
101.DEF****	Inline XBRL Definition Linkbase Document
101.LAB****	Inline XBRL Label Linkbase Document
101.PRE****	Inline XBRL Presentation Linkbase Document
104****	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 11, 2024.
**	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 30, 2024.
***	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on November 1, 2024.
****	Filed herewith.
*****	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: November 14, 2024	/s/ Carlson Thow
Carlson Thow
Chief Executive Officer and Executive Director
(Principal Executive Officer)

Dated: November 14, 2024	/s/ Sook Lee Chin
Sook Lee Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)