Form 10-Q
period 2024-12-31
TREASURE GLOBAL INC
filed 2025-02-14
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

As of February 14, 2025, the registrant had a total of 52,427,273 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	June 30,
	2024	2024
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$258,578	$200,013
Investment in marketable securities	504,298	171,633
Accounts receivable, net	257,470	-
Inventories, net	13,855	27,467
Other receivables and other current assets, net	794,013	186,829
Other receivable, related party	12,921	12,246
Prepayments	294,615	358,526
Total current assets	2,135,750	956,714

OTHER ASSETS
Property and equipment, net	137,292	173,678
Intangible assets, net	14,239,294	3,130,936
Operating lease right-of-use assets	-	17,257
Other receivables and other assets, non-current, net	2,583,884	-
Total other assets	16,960,470	3,321,871

TOTAL ASSETS	$19,096,220	$4,278,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Related party loan, current portion	$7,249	$6,338
Insurance loan	-	38,371
Accounts payable	18,830	22,441
Customer deposits	3,684	70,080
Contract liability	182,915	188,748
Other payables and accrued liabilities	447,806	508,657
Other payables, related parties	-	761
Operating lease liabilities	-	17,257
Income tax payables	33,595	42,456
Total current liabilities	694,079	895,109

NON-CURRENT LIABILITIES
Related party loan, non-current portion	-	2,743
Total non-current liabilities	-	2,743
TOTAL LIABILITIES	694,079	897,852

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Common stock, par value $0.00001; 170,000,000 shares authorized, 32,862,655 and 1,671,623 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	329	17
Additional paid-in capital	59,169,847	41,171,827
Subscription receivable	(1,692,921)	-
Accumulated deficit	(39,213,113)	(38,030,074)
Accumulated other comprehensive income	137,999	238,963
TOTAL STOCKHOLDERS’ EQUITY	18,402,141	3,380,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,096,220	$4,278,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$301,898	$6,713,805	$509,269	$20,177,700

COST OF REVENUES	(77,947)	(6,368,202)	(113,146)	(19,669,463)

GROSS PROFIT	223,951	345,603	396,123	508,237

SELLING	(39,670)	(510,640)	(117,416)	(1,272,343)
GENERAL AND ADMINISTRATIVE	(774,151)	(786,043)	(1,563,045)	(2,023,210)
RESEARCH AND DEVELOPMENT	(33,136)	(138,236)	(80,345)	(220,628)
STOCK-BASED COMPENSATION	(70,000)	-	(140,000)	-
TOTAL OPERATING EXPENSES	(916,957)	(1,434,919)	(1,900,806)	(3,516,181)

LOSS FROM OPERATIONS	(693,006)	(1,089,316)	(1,504,683)	(3,007,944)

OTHER (EXPENSE) INCOME
Other income (expense), net	10,799	(225,721)	12,178	(197,321)
Interest expense	(857)	(21,593)	(2,368)	(69,442)
Unrealized holding gain/(loss) on marketable securities	460,172	(412,607)	332,665	(352,435)
Other income from software developing service, net of cost	-	675,131	-	675,131
Amortization of debt discount	-	(119,402)	-	(358,284)
TOTAL OTHER INCOME (EXPENSE), NET	470,114	(104,192)	342,475	(302,351)

LOSS BEFORE INCOME TAXES	(222,892)	(1,193,508)	(1,162,208)	(3,310,295)

PROVISION FOR INCOME TAXES	(9,440)	(6,006)	(20,831)	(20,931)

NET LOSS	(232,332)	(1,199,514)	(1,183,039)	(3,331,226)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(41,819)	(5,293)	(100,964)	(5,250)

COMPREHENSIVE LOSS	$(274,151)	$(1,204,807)	$(1,284,003)	$(3,336,476)

LOSS PER SHARE
Basic and diluted*	$(0.01)	$(2.22)	$(0.10)	$(8.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	20,518,140	539,921	11,607,925	401,515

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	COMMON STOCK		ADDITIONAL			ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLES	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	1,671,623	$17	$41,171,827	$-	$(38,030,074)	$238,963	$3,380,733
Net loss	-	-	-	-	(950,707)	-	(950,707)
Issuance of common stock at the market offering, net of issuance costs	1,583,418	16	2,457,374	-	-	-	2,457,390
Issuance of common stock for software development	2,000,000	20	1,379,980	-	-	-	1,380,000
Employee stock base compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustment	-	-	-	-	-	(59,145)	(59,145)
Balance as of September 30, 2024 (Unaudited)	5,255,041	53	45,079,181	-	(38,980,781)	179,818	6,278,271
Net loss	-	-	-	-	(232,332)	-	(232,332)
Issuance of common stock for share purchase agreement	8,558,993	86	2,043,856	(515,921)	-	-	1,528,021
Issuance of common stock for subscription agreement	3,566,668	36	1,176,964	(1,177,000)	-	-	-
Issuance of common stock for software development	15,440,299	154	10,799,846	-	-	-	10,800,000
Issuance of common stock for employee stock base compensation	41,654	-	-	-	-	-	-
Employee stock base compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	-	(41,819)	(41,819)
Balance as of December 31, 2024 (Unaudited)	32,862,655	$329	$59,169,847	$(1,692,921)	$(39,213,113)	$137,999	$18,402,141

						ACCUMULATED
	COMMON STOCK*		ADDITIONAL			OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLES	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	STOCKHOLDERS’ DEFICIENCY
Balance as of June 30, 2023	255,734	$3	$31,485,733	$-	$(31,443,451)	$(172,617)	$(130,332)
Net loss	-	-	-	-	(2,131,712)	-	(2,131,712)
Conversion of convertible note payable	40,321	-	1,325,638	-	-	-	1,325,638
Foreign currency translation adjustment	-	-	-	-	-	43	43
Balance as of September 30, 2023 (Unaudited)	296,055	3	32,811,371	-	(33,575,163)	(172,574)	(936,363)
Net loss	-	-	-	-	(1,199,514)	-	(1,199,514)
Conversion of convertible note payable	27,739	-	485,432	-	-	-	485,432
Issuance of common stock to related parties for debts cancellation	25,953	-	321,562	-	-	-	321,562
Issuance of common stock for acquiring intangible assets	184,900	2	1,562,998	-	-	-	1,563,000
Issuance of common stock and prefunded warrants in underwritten public offering, net of issuance costs	371,629	4	3,457,302	-	-	-	3,457,306
Exercise of prefunded warrants into common stock	82,857	1	579	-	-	-	580
Foreign currency translation adjustments	-	-	-	-	-	(5,293)	(5,293)
Balance as of December 31, 2023 (Unaudited)	989,133	$10	$38,639,244	$-	$(34,774,677)	$(177,867)	$3,686,710

*	Giving retroactive effect to the 1-for-70 reverse stock split effected on February 27, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,183,039)	$(3,331,226)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	49,168	64,171
Amortization of intangible assets	480,823	131,834
Amortization of debt discounts	-	358,284
Amortization of operating right-of-use assets	18,394	19,521
Allowance for credit losses	90,479	53,250
Inventories impairment	-	486
Stock-based compensation	140,000	-
Other income from software developing service	-	(1,000,000)
Unrealized holding (gain) loss on marketable securities	(332,665)	352,435
Change in operating assets and liabilities
Accounts receivable	(263,795)	(72,759)
Inventories	15,281	275,484
Other receivables and other assets	(492,184)	200,765
Prepayments	84,516	(146,285)
Accounts payable	(5,708)	123,112
Customer deposits	(70,974)	(30,117)
Contract liability	(16,396)	32,376
Other payables and accrued liabilities	(78,029)	(91,019)
Operating lease liabilities	(18,394)	(19,054)
Income tax payables	5	(10,624)
Net cash used in operating activities	(1,582,518)	(3,089,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(2,746)	(14,451)
Purchases of intangible asset	-	(192,477)
Collaboration deposit	(2,190,715)	-
Net cash used in investing activities	(2,193,461)	(206,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in market offering	2,457,390	-
Issuance of common stock for share purchase agreement	1,528,021	-
Proceeds from issuance of common stock and prefunded warrants in November 2023 Offering	-	3,457,306
Proceeds received from exercising prefunded warrants	-	580
Advance proceeds received from exercising prefunded warrants	-	820
Principal payments of insurance loan	(38,371)	(160,292)
Payments of related party loan	(2,356)	(2,150)
Repayments of convertible notes		(3,367,290)
Net cash provided by (used in) financing activities	3,944,684	(71,026)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(110,140)	256

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,565	(3,367,064)

CASH AND CASH EQUIVALENTS, beginning of period	200,013	4,593,634

CASH AND CASH EQUIVALENTS, end of period	$258,578	$1,226,570

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$20,831	$29,957
Interest paid	$3,426	$23,599

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Conversion of convertible note payable, net of unamortized discounts	$-	$1,811,070
Issuance of common stock for software development	$12,180,000	$-
Subscription receivable from issuance of common stock for subscription agreement and share purchase agreement	$1,692,921	$-
Marketable securities received as in exchange of software developing service	$-	$1,000,000
Issuance of common stock to related parties for debts cancellation	$-	$321,562
Issuance of common stock for acquiring intangible assets	$-	$1,563,000
Issuance of warrant in connection with share purchase agreement	$204,394	$-

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
ZCity Sdn Bhd (formerly known as Gem Reward Sdn. Bhd.) (“ZCITY”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
VWXYZ Venture Sdn. Bhd. (“VWXYZ”) (2)	● ● ●	A Malaysian company Incorporated in July 2024 Holding company	100% owned by TGL
Foodlink Global Sdn. Bhd. (“Foodlink”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by TGL
Morgan Global Sdn. Bhd. (“Morgan”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink
AY Food Ventures Sdn. Bhd. (“AY Food”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink

(1)	Due to recurring loss from the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products. The Company decided to dispose Foodlink and its subsidiaries. On May 24, 2024, the Company, Jeffrey Goh Sim Ik (the “Purchaser”) and Koo Siew Leng (the “Guarantor”) entered into a Share Sale and Purchase Agreement (the “Agreement”), in which the Company agreed to sell all of its equity interest in Foodlink and its subsidiaries Morgan and AY Food to the Purchaser, in exchange for a total of $148,500, of which shall be payable by the Purchaser to the Company as follows: (i) an initial deposit payable on May 24, 2024; and (ii) the balance of the purchase price payable in eight installment payments starting from May 24, 2024. The Company recognized a gain amounted to $203,333 for the year end June 30, 2024 from disposal of Foodlink and its subsidiaries. However, the disposal did not have material impact to the Company’s operations.

(2)	VWXYZ is a holding company incorporated in July 2024, under the laws of Malaysia. As of December 31, 2024, VWXYZ has no substantive operations.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, its underwritten public offering (the “November 2023 Offering”), and its market offering (the “Market Offering”)

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $1.3 million for the six months ended December 31, 2024; (2) accumulated deficit of approximately $39.0 million as of December 31, 2024; and (3) net operating cash outflow of approximately $1.6 million for the six months ended December 31, 2024.

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

On March 22, 2024, the Company and H.C. Wainwright & Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of December 31, 2024, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678,307 shares of common stock which sell through or to the Manager.

On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $6,000,000 of the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $6,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of December 31, 2024, Alumni Capital has purchased approximately $2.0 million worth of the Company’s common stock, totaling 8,558,993 shares. The Company has received approximately $1.5 million in net proceeds as of that date, with the remaining balance expected to be received by June, 2025.

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000.00 (the “Investment Amount”) into the Company for 3,566,668 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $0.33 (the “Offering”). As of the date of the issuance of the Company’s unaudited condensed consolidated financial statements, the Company has issued 3,566,668 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

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

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2024, its unaudited results of operations for the three and six months ended December 31, 2024 and 2023, and its unaudited cash flows for the six months ended December 31, 2024 and 2023, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Enterprise-wide disclosure

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

Following the disposal of Foodlink and its subsidiaries, along with their food and beverage product distribution and sublicensing operation on May 24, 2024, the Company now operates under a single segment which is payment processing and e-commerce operation in its ZCITY platform as of December 31, 2024.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	December 31, 2024	June 30, 2024
Period-average MYR: US$1 exchange rate	4.47	4.72

	For the six months ended December 31,
	2024	2023
Period-average MYR: US$1 exchange rate	4.42	4.69

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of health care product on its ZCITY platform. Starting from July 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have material impact on our unaudited condensed consolidated financial statements. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2024 and June 30, 2024, the Company recorded $4,819, and $1,100 of allowance for credit loss, respectively.

For the six months ended December 31, 2024 and 2023, the Company record $3,648 and $53,250 additional allowance for credit loss against accounts receivable, respectively.

For the three months ended December 31, 2024 and 2023, the Company record $4,595 and $5,465 additional allowance for credit loss against accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and six months ended December 31, 2024 and 2023, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

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

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of December 31, 2024 and June 30, 2024, the Company provided allowance for credit loss of $307,061 and $212,053, respectively.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2024, and June 30, 2024, the Company did not record allowance for doubtful account against prepayment.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and June 30, 2024, no impairment of long-lived assets was recognized.

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

Subscription receivables

The subscription receivables balance represented the outstanding subscription consideration receivable for the issuance of the common stock from the Company in connection with the Purchase Agreement and Subscription Agreements (see Note 13). Subscription receivables are recognized as deduction of equity in accordance with SAB Topic 4:E. The subscription receivables were settled as of the date of the issuance of these unaudited consolidated financial statements.

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $0.1 million to support an average 286  days of sales during the six months ended December 31, 2024, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the three and six months ended December 31, 2024, approximately $9,000 and $30,000 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively. For the three and six months ended December 31, 2023, approximately $0.1 million and $0.3 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$13,510	$6,031,180	$36,697	$18,869,906
Health care products, computer products, and food and beverage products revenue (1)	244,903	421,935	296,667	726,266
Loyalty program revenue (1)	9,846	35,704	16,640	107,817
Transaction revenue (1)	28,478	15,867	71,558	36,075
Member subscription revenue (2)	5,161	148,205	87,707	321,424
Sublicense revenue (2)	-	60,914	-	116,212
Total revenues	$301,898	$6,713,805	$509,269	$20,177,700

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

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

Advertising costs

Advertising costs amounted to $29,167 and $94,703 for the three and six months ended December 31, 2024 respectively.

Advertising costs amounted to $393,306 and $916,814 for the three and six months ended December 31, 2023 respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $33,136 and $80,345 for the three and six months ended December 31, 2024, respectively. Research and development expenses amounted to $138,236 and $220,628 for the three and six months ended December 31, 2023, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $14,442 and $62,121 for the three and six months ended December 31, 2024, respectively. Total expenses for the plans were $70,019 and $137,231 for the three and six months ended December 31, 2023, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the six months ended December 31, 2024 and 2023.

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

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the six months ended December 31, 2024 and 2023, 1,428 (100,000 pre reverse split) and 118,571 (8,300,000 pre reverse split) contingent shares to be issued to the underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The following table presents information about the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2024 and 30 June, 2024:

	December 31, 2024	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)
	$	$	$	$
Assets:
Investment in marketable securities	504,298	504,298	-	-

	June 30, 2024	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)
	$	$	$	$
Assets:
Investment in marketable securities	171,633	171,633	-	-

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended December 31, 2024 and 2023, the Company did not recognize impairment loss on its operating lease ROU asset.

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

Note 3 – Accounts receivable, net

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Accounts receivable	$262,289	$1,100
Provision for estimated credit losses	(4,819)	(1,100)
Total accounts receivable, net	$257,470	$-

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of December 31, 2024	As of June 30, 2024

Beginning balance	$1,100	$214
Addition	3,648	182,544
Disposal of subsidiaries	-	(180,792)
Exchange rate effect	71	(866)
Ending balance	$4,819	$1,100

Note 4 – Inventories, net

Inventories consist of the following:

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Gift card (or E-voucher)	$13,855	$27,467
Nutrition products	-	-
Total	$13,855	$27,467

Note 5 – Other receivables and other current assets

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Collaboration deposits (i)	$2,190,715	$-
Deposits(ii)	121,693	120,880
Prepaid tax	23,735	20,752
Prepaid expense (iii)	7,013	45,201
Prepaid technical support fee (v)	600,000	-
Software development deposit (iv)	611,232	84,823
Other receivable (vi)	130,570	127,226
Total other receivables and other current assets	3,684,958	398,882
Provision for estimated credit loss	(307,061)	(212,053)
Total other receivables and other current assets	$3,377,897	$186,829
Current	$794,013	$186,829
Non-current	$2,583,884	$-

(i)	On September 20, 2024, the Company entered into a partnership agreement (the “Partnership Agreement”) with Credilab Sdn. Bhd. (“CLSB”) for five years. Pursuant to the Partnership Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources, and market expertise to drive mutual benefit and growth, while the Company will periodically provide collaboration deposit fund to CLSB, which CLSB will be utilized to support CLSB’s credit service activities for the portfolio clients introduced by the Company’s ZCity App (“Portfolio Clients”). In return, the Company will share half of the revenue and processing fee from CLSB’s profit derived from Portfolio Client. As of December 31, 2024 the Company has disbursed $2,190,715 collaboration deposits to CLSB. As of December 31, 2024, $86,831 estimated credit loss was recorded against collaboration deposit.

(ii)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of December 31, 2024 and June 30, 2024, $111,869 and $106,028 estimated credit loss was recorded against doubtful receivables.

(iii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

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

In February 2024, the Company purchased a D&O Insurance premium amounting $74,078 which covers a period of twelve months, to be expired on February 24, 2025. As of December 31, 2024, the balance of prepaid expenses pertaining to the D&O Insurance amounted to $5,774.

(iv)

The balance of software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of December 31, 2024, $121,945 of the service deposit were refunded by Nexgen. The remaining deposit of $87,823 is expected to recover by end of June 2025. As of September 30, 2024, and June 30, 2024, $44,748 and $42,412 estimated credit loss was recorded against the software development deposits.

On July 18, 2024, the Company entered into an agreement with two vendors for the provision of subcontractor services related to developing smart campus management system at the Enforcement Leadership & Management University, Malaysia. Under the terms of these agreements, both vendors were engaged to provide services including infrastructure cabling, wiring, and network design consultancy for a total amount of $727,626 and $242,542 respectively. As of December 31, 2024, the Company had remitted a service deposit of $303,171 & $218,565 to both vendors, respectively.

(v)

The balance of prepaid technical support fee consists as following:

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The company agreed to pay a total consideration of (USD 2,800,000.00) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. The Service Fee includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000.00 per month, starting from the delivery of the first mini-game module, for the ongoing technical support for a period of five years. As of December 31, 2024, the first mini-game module has not yet been delivered to the Company. Consequently, a total of $600,000 in prepaid technical support fees paid to OCTA through the issuance of the Company’s common stock has been recorded as a prepaid expense, of which $500,000 is classified as non-current.

(vi)

The balance of other receivable consists as following:

On May 24, 2024, the Company has disposed all of its equity interest in Foodlink and its subsidiaries Morgan and for a consideration of $148,500. As of December 31, 2024 the Company has collected $21,274 from the Purchaser, and the remaining is expected to be fully repaid by January 2025.  As of September 30, 2024 and June 30, 2024, $63,613 estimated credit loss was recorded against other receivable.

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Beginning balance	$212,053	$-
Addition	86,831	212,758
Exchange rate effect	8,177	(705)
Ending balance	$307,061	$212,053

Note 6 – Prepayments

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Deposits to suppliers	$294,615	$358,526

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Computer and office equipment	$166,016	$154,772
Furniture and fixtures	76,787	72,778
Motor vehicle	86,823	82,290
Leasehold improvement	138,605	131,369
Subtotal	468,231	441,209
Less: accumulated depreciation	(330,939)	(267,531)
Total	$137,292	$173,678

Depreciation expense for the three and six months ended December 31, 2024 were amounted to $27,887 and $49,168, respectively.

Depreciation expense for the three and six months ended December 31, 2023 were amounted to $26,999 and $64,171, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of December 31,	As of June 30,
	2024	2024
	(Unaudited)	(Audited)
Internal use software development	$15,334,194	$3,743,716
Less: accumulated amortization	(1,094,900)	(612,780)
Total intangible assets, net	$14,239,294	$3,130,936

Amortization expense for the three and six months ended of December 31, 2024 was amounted to $178,021 and $480,823, respectively. Amortization expense for three and six months ended of December 31, 2023 was amounted to $131,834.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending December 31, 2025	$2,954,239
Twelve months ending December 31, 2026	2,954,239
Twelve months ending December 31, 2027	2,954,239
Twelve months ending December 31, 2028	2,944,783
Twelve months ending December 31, 2029	2,431,794
Total	$14,239,294

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

Movements in investment in marketable securities are as follows:

	As of December 31, 2024	As of June 30, 2024
At fair value	(Unaudited)	(Audited)
Beginning balance	$171,633	$-
Addition	-	1,000,000
Fair value gain (loss) recognized for the year	332,665	(828,367)
Closing balance	$504,298	$171,633

For the three and six months ended December 31, 2024, unrealized gain on marketable equity securities were $460,172 and $332,665, respectively. For the three and six months ended December 31, 2023, unrealized loss on marketable equity securities were $412,607 and $352,435, respectively.

Note 10 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan (“Insurance loan 1”) amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. The Insurance loan 1 has been paid in full during the year ended June 30, 2024. In February 2024, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 2”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. As of December 31, 2024, the remaining balance of Insurance loan 2 had been paid in full. The funds from Insurance Loan 1 and 2 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 5. For the three and six months ended December 31, 2024, interest expenses pertained to the insurance loan amounted to $307 and $1,065 respectively. For the three and six months ended December 31, 2023, interest expenses pertained to the insurance loan amounted to $795 and $2,770, respectively.

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

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the three and six months ended December 31, 2023, amortization of debt discount were amounted to $119,402 and $358,284, respectively pertained to convertible notes from YA II PN. As of December 31, 2024 and June 30, 2024, the convertible notes payable, net from YA II PN was amounted to $0. The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2023 balance	$5,150,000	$(358,284)	$4,791,716	$4,791,716	$-
Amortization of debt discounts	-	358,284	358,284	358,284	-
Repayments	(3,367,290)	-	(3,367,290)	(3,367,290)	-
Conversion	(1,782,710)	-	(1,782,710)	(1,782,710)	-
June 30, 2024 balance	-	-	-	-	-
Repayments	-	-	-	-	-
Conversion	-	-	-	-	-
December 31, 2024 balance (unaudited)	$-	$-	$-	$-	$-

For three and six months ended December 31, 2024, interest expenses related to the aforementioned convertible notes amounted to $0. For three and six months ended December 31, 2023, interest expenses related to the aforementioned convertible notes amounted to $21,450 and $66,672, respectively.

Note 11 – Other payables and accrued liabilities

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Accrued professional fees (i)	$194,258	$202,000
Accrued payroll	29,110	69,147
Accrued interest (ii)	2,506	2,375
Payables to merchant from ZCITY platform (iii)	171,814	201,338
Others	50,118	33,797
Total other payables and accrued liabilities	$447,806	$508,657

(i)	Accrued professional fees

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

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of December 31, 2024	As of June 30, 2024
			(Unaudited)	(Audited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Equipment rental deposit	$12,921	$12,246

Other payables, related parties

Name of Related Party	Relationship	Nature	As of December 31, 2024	As of June 30, 2024
			(Unaudited)	(Audited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	-	761

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of December 31, 2024, such loan has an outstanding balance of $7,249 to be due within the next 12 months. The interest expense was $307 and $630 for the three and six months ended December 31, 2024, respectively. The interest expense was $437 and $685 for the three and six months ended December 31, 2023, respectively.

Related party transactions

Purchase from related parties

			For the Three Months Ended		For the Six Months Ended
			December 31,		December 31,
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$-	$12,589	$-	$25,413

Equipment purchased from a related party

			For the Three Months Ended		For the Six Months Ended
			December 31,		December 31,
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$-	$7,159	$-	$12,146

Operating expenses from related parties

			For the Three Months Ended		For the Six Months Ended
			December 31,		December 31,
Name of Related Party	Relationship	Nature	2024	2023	2024	2023
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	$-	$9,512	$-	$33,739
Imej Jiwa Communications Sdn Bhd	Voon Him “Victor” Hoo, the Company’s Chairman and Managing Director is the director of this entity	Consulting fees	-	-	-	-
World Cloud Ventures Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Operating expense	-	-	-	-
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense	1,485	16,244	7,370	16,244
Total			$1,485	$25,756	$7,370	$49,983

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

Common stock issued from Share Purchase Agreement

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

As of December 31, 2024, Alumni Capital had purchased approximately $2.0 million worth of the Company’s common stock, totaling 8,558,993 shares. Of this amount, the Company had received approximately $1.5 million in aggregate proceeds, with the remaining approximately $0.5 million recorded as a subscription receivable, presented as a contra-equity account.

Common stock issued from Subscription Agreement

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) in exchange for 3,566,668 shares of the Company’s common stock (the “Offered Shares”), with a par value of $0.00001 per share, at a negotiated purchase price of $0.33 per share (the “Offering”). As of December 31, 2024, the Company had issued all 3,566,668 shares to the Investors for total consideration of $1,177,000. However, as of that date, the Company had not received any proceeds, and the balance was recorded as a subscription receivable, presented as a contra-equity account.

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

- Octagram Investment Limited

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The company agreed to pay a total consideration of (USD 2,800,000.00) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On October 10, 2024, the Company had issued 3,500,000 share of its common stock to OCTA at $0.8 per share.

- V Gallant Sdn Bhd

On October 29, 2024, the Company entered into a certain service agreement (the “Agreement”) with V GALLANT SDN BHD (“V Gallant”), a private company incorporated in Malaysia. Pursuant to the Agreement, the Company engaged V Gallant for its generative AI solutions and AI digital human technology services (the “Services”) in accordance with the terms and conditions therein. The Company agreed to pay V Gallant a total consideration of USD 16,000,000 to V Gallant and/or its nominees for the Services and all associated hardware and software under the Agreement. The Services under this Agreement shall commence on October 29, 2024, and shall be valid until December 31, 2025, unless the Agreement is mutually terminated or extended in writing or terminated by either the Company or V Gallant due to any breach or default of this Agreement, as the case may be.  On October 29, 2024, the Company had issued 11,940,299 shares of its common stock to V Gallant at $0.67 per share.

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

- Issuance of Alumni Capital warrants

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

As of December 31, 2024, Alumni Capital had purchased approximately $2.0 million worth of the Company’s common stock, totaling 8,558,993 shares. Of this amount, the Company had grant Alumni Capital with a purchase warrant to purchase up to approximately $0.2 million or 1,343,387 share of the Company’s common stock assume exercise price is $0.15 at December 31, 2024 based on above criterion.

Warrants outstanding as of December 31, 2024 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2023	100,000	$5.00	4.1
Granted	14,000,000	0.0001	-
Exercised	(14,000,000)	-	-
Outstanding at June 30, 2024	100,000	$5.00	3.1
Granted	1,343,387	$0.15	3
Exercised	-	-	-
Outstanding at December 31, 2024 (unaudited)	1,443,387	$0.49	2.8

Employee stock compensation

In June 2024, the Company executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. For the three and six months ended December 31, 2024, the Company recognized $70,000 and $140,000 in stock-based compensation expense attributable to the Employment Agreement, respectively. For the three and six months ended December 31, 2023, the Company recognized $0 in stock-based compensation expense attributable to the Employment Agreement, respectively. As of December 31, 2024, 41,654 shares of the Company’s common stock had been issued to the executive officers in settlement of the vested stock compensation.

Note 14 – Income taxes

The United States and foreign components of (loss) income before income taxes were comprised of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$(229,775)	$(1,617,608)	$(1,006,200)	$(2,457,461)
- Foreign – Malaysia	6,883	424,100	(156,008)	(852,834)
Loss before income tax	$(222,892)	$(1,193,508)	$(1,162,208)	$(3,310,295)

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of December 31, 2024, the operations in the United States of America incurred $9,679,252 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2023. The deferred tax valuation allowance as of December 31, 2024 and June 30, 2024 were $2,032,643 and $1,751,481, respectively.

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

For the three and six months ended December 31, 2024 and 2023, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

ZCITY, Foodlink, Morgan, and AY Food are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of December 31, 2024, the operations in the Malaysia incurred $22,190,004 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of December 31, 2024, and June 30, 2024 were $5,325,601 and $5,288,159, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$2,032,643	$1,751,481
Net operating loss carry forwards in Malaysia	5,325,601	5,288,159
Allowance for credit losses	74,851	51,157
Unrealized holding loss on marketable securities	156,403	173,957
Amortization of debt discount	104,097	156,403
Less: valuation allowance*	(7,693,595)	(7,421,158)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $272,437 and $660,905 for the six months ended December 31, 2024 and 2023, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2024 and June 30, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the six months ended December 31, 2024 and 2023.

Note 15 – Concentrations of risks

(a) Major customers

For the three months ended December 31, 2024, one customer accounted for approximately 74.9% of the Company’s total revenues. For the three months ended December 31, 2023, no customer accounted for more than 10% of the Company’s total revenues.

For the six months ended December 31, 2023, one customer accounted for approximately 44.4% of the Company’s total revenues. For the six months ended December 31, 2023, no customer accounted for more than 10% of the Company’s total revenues.

As of December 31, 2024, one customers account for approximately 85.3% of the total balance of accounts receivable. As of June 30, 2024, three customers account for approximately 65.3%, 19.3%, and 15.4% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the three months ended December 31, 2024, two vendors accounted for approximately 69.5 % and 25.5% of the Company’s total purchases. For the three months ended December 31, 2023, two vendors accounted for approximately 58.0% and 31.1% of the Company’s total purchases.

For the six months ended December 31, 2024, two vendors accounted for approximately  53.1% and 43.1 of the Company’s total purchases. For the six months ended December 31, 2023, two vendors accounted for approximately 49.6% and 43.4% of the Company’s total purchases.

As of December 31, 2024, three vendors accounted for approximately 46.7%, 20.9% and 15.1% of the total balance of accounts payable. As of June 30, 2024, two vendors accounted for approximately 85.1%, and 11.6% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2024 and June 30, 2024, $258,578 and $198,952 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $2,264 and $85,308 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Note 16 – Leases

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. The Company’s office lease was classified as operating leases. On December 31, 2024, the Company’s office lease was expired, and no extension was executed. The lease generally do not contain options to extend at the time of expiration.

Lease expense for the three and six months ended December 31, 2024 were $9,362, and $18,579, respectively. Lease expense for the three and six months ended December 31, 2023 were $9,839, and $20,332, respectively.

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

18 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2024 up through February 14, 2025, the date the Company issued these unaudited condensed consolidated financial statements.

On February 11, 2025, VWXYZ Venture Sdn Bhd (“VWXYZ”), our subsidiary, entered into a Share Purchase Agreement (“SPA”) with Amystic Commerce Sdn Bhd (“Amystic”), a private company incorporated in Malaysia. Pursuant to the SPA, VWXYZ will acquire 51% equity stake in Tien Ming Distribution Sdn Bhd, a private company incorporated in Malaysia principally involved in distribution of all kinds of consumer products, providing logistics and acting as traders. The total consideration to be paid by VWXYZ to Amystic is RM3,000,000 (Ringgit Malaysia Three Million).

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

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan. As of February 10, 2025, we had 2,707,610 registered users and 2,027 registered merchants.

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

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $6,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $6,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of the date of the issuance of the issuance of the unaudited condensed consolidated financial statement, Alumni Capital has purchased approximately $2.0 million worth of the Company’s common stock, totaling 8,558,993 shares. The Company has received approximately $1.5 million in net proceeds as of that date, with the remaining balance expected to be received by June, 2025.

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000.00 (the “Investment Amount”) into us for 3,566,668 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $0.33 (the “Offering”). As of the date of the issuance of the unaudited condensed consolidated financial statements, the Company has issued 3,566,668 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as December 31, 2024, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of December 31, 2024, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2023	2024	2024	2024	2024
Number of new registered user (1)	38,934	12,405	4,934	3,293	2,016
Number of active users (2)	156,979	41,458	26,819	25,216	3,293
Number of new participating merchants	1	-	-	-	-

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	December 31,	March 31,	June 30,	September 30,	December 31,
	2023	2024	2024	2024	2024
Accumulated registered users	2,683,850	2,696,255	2,701,189	2,704,482	2,706,498
Accumulated Participating merchants	2,027	2,027	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of December 31, 2024. As of December 31, 2024, we recorded 2,706,498 registered users and 3,293 active users on the ZCITY platform. On average, our registered user base has grown by approximately 0.5% over the past five quarters, while our active user numbers have experienced an average decline of 43.6%.

The decline in growth of registered users and active users over the past five quarters, as of December 31, 2024, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of December 31, 2024 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
October 1, 2023	December 31, 2023	2,683,850	156,979	5.8%
January 1, 2024	March 31, 2024	2,696,555	41,458	1.5%
April 1, 2024	June 30, 2024	2,701,189	26,819	1.0%
July 1, 2024	September 30, 2024	2,704,482	25,216	0.9%
October 1, 2023	December 31, 2024	2,706,498	3,293	0.1%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of December 31, 2024 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
October 1, 2023	December 31, 2023	156,979	38,934	118,045	36.9%	63.1%
January 1, 2024	March 31, 2024	41,458	12,705	28,753	81.7%	18.3%
April 1, 2024	June 30, 2024	26,819	4,634	22,185	46.5%	53.5%
July 1, 2024	September 30,2024	25,216	3,293	21,923	18.3%	81.7%
October 1, 2024	December 31, 2024	21,734	2,016	19,718	21.8%	78.2%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended December 31, 2024 and 2023

Revenue

Our breakdown of revenues by categories for the three months ended December 31, 2024 and 2023, respectively, is summarized below:

	For the Three Months Ended December 31,				Change
	2024	%	2023	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$268,259	88.9%	$6,488,819	96.6%	(95.9)%
Transaction revenue	28,478	9.4%	15,867	0.2%	79.5%
Member subscription revenue	5,161	1.7%	148,205	2.2%	(96.5)%
Sublicence revenue	-	-%	60,914	1.0%	(100.0)%
Total revenues	$301,898	100.0%	$6,713,805	100.0%	(95.5)%

Total revenues decreased by approximately $6.4 million or 95.5% to approximately $0.3 million for the three months ended December 31, 2024 from approximately $6.7 million for the three months ended December 31, 2023. The decrease was mainly attributable to the decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our subsidiaries, Morgan and AY Food, despite they were disposed in May 2024. The product and loyalty program revenue decrease by approximately $6.2 million or 95.9% to approximately $0.3 for the three months ended December 31, 2024 from approximately $6.5 million for the same period in 2023. The decline in revenue was primarily driven by the company’s strategic decision to streamline its product line, with a particular focus on eliminating lower-margin products, mainly e-vouchers. In addition, the decrease was attributable our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

Transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales and service transactions, as well as for payment services facilitated between merchants and their customers online. Our transaction revenue increased by 79.5%, reaching approximately $13,000 for the three months ended December 31, 2024, compared to approximately $16,000 for the same period in 2023. This growth was driven by our recent partnership with Credilab Sdn. Bhd. (“CLSB”), a third-party credit services provider. Through this partnership, we introduced our portfolio clients from ZCITY to CLSB’s credit service platform. In return, CLSB agreed to pay us a transaction fee upon successful transactions and share 50% of the revenue derived from these Portfolio Clients.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the three months ended December 31, 2024, member subscription revenue decreased by 96.5% to approximately $5,000, from approximately $0.1 million for the same period in 2023. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program . As of December 31, 2024 and 2023, we had 27,620 and 28,927 customers who subscribed to our Zmember program, respectively.

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

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended December 31, 2024, and 2023, respectively, is summarized below:

	For the Three Months Ended December 31,		Change
	2024	2023	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$77,947	$6,308,998	(98.8)%
Sublicense revenue	-	59,204	(100.0)%
Total cost of revenue	$77,947	$6,368,202	(98.8)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use the Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $6.3 million or 98.8% for the three months ended December 31, 2024 compared with the same period in 2023. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit (loss)	$190,312	$179,821	$10,491	5.8%
Gross margin	70.9%	2.8%	68.2%

Transaction revenue
Gross profit	$28,478	$15,867	$12,611	79.5%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$5,161	$148,205	$(143,044)	(96.5)%
Gross margin	100.0%	100.0%	-%

Sublicense revenue
Gross (loss) profit	$-	$1,710	$(1,710)	(100.0)%
Gross margin	-%	2.8%	(2.8)%

Total
Gross profit	$223,951	$345,603	$(121,652)	(35.2)%
Gross margin	74.2%	5.1%	69.0%

Our gross profit for the three months ended December 31, 2024, amounted to approximately $0.2 million as compared to approximately $0.3 million for the same period in 2023, reflecting an decrease of approximately $0.1 million or 35.2%. Our gross margin improved from 5.1% for the three months ended December 31, 2023 to 74.2% for the same period in 2024, representing an enhancement of 69.0% in our gross margin percentage.

The decrease of gross profit were mainly due to decrease of member subscription revenue while the increase in gross margin were mainly attributed to strategic measures undertaken during the three months ended December 31, 2024 through streamlined our product line by eliminating products with lower profitability, and reduce spending on customer rewards within our ZCITY platform which resulting in a decrease in deferred revenue. Consequently, leading to higher gross profit and gross margin in the current period.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $40,000 and $0.5 million for the three months ended December 31, 2024 and 2023, respectively, representing a decrease of approximately $0.5 million or 92.2%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $0.3 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended December 31, 2024 and 2023, we incurred approximately $9,000 and $0.1 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $774,000 and $786,000 million for the three months ended December 31, 2024 and 2023, respectively, representing a decrease of approximately $12,000 or 1.5%. The decrease was primarily attributed to decrease salary expenses of approximately $0.1 million to promote our operation effectiveness, offset by increase of professional fee of approximately $77,000.

Research and development expenses

Research and development expense amounted to approximately $33,000 and $138,000 for the three months ended December 31, 2024 and 2023, representing 76.0% decrease as we incurred less spending in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to $70,000 and $0 for the three months ended December 31, 2024, and 2023, respectively. The stock-based compensation incurred for the three months ended December 31, 2024, was related to compensation paid to our executive officer as part of their compensation plan and third party for professional service.

Other income (expense), net

Other income, net, amounted to approximately $0.5 million for the three months ended December 31, 2024, while other expense, net amounted to approximately $0.1 million for the same period ended December 31, 2023, representing a change of approximately $0.5 million which was primarily attributable to increase in unrealized gain of approximately $0.9 from marketable securities we received as service consideration in exchange for development of an artificial intelligence powered travel platform, and decrease of amortization of debt discount of approximately $0.1 million related to our convertible note payable as all of our convertible notes has been converted during the year ended June 30, 2024, offset by decrease of other income from software developing service, net of cost of approximately $0.7 million as we did not recognized such income for the three months ended December 31, 2024.

Provision for income taxes

Provision for income taxes amounted to approximately $9,000 and $6,000 for the three months ended December 31, 2024 and 2023, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended December 31, 2024 and 2023, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net losses

Our net losses decreased by approximately $1.0 million predominately due to the reasons as discussed above.

For the six months ended December 31, 2024 and 2023

Revenue

Our breakdown of revenues by categories for the six months ended December 31, 2024 and 2023, respectively, is summarized below:

	For the Six Months Ended December 31,				Change
	2024	%	2023	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$350,004	68.7%	$19,703,989	97.7%	(98.2)%
Transaction revenue	71,558	14.1%	36,075	0.2%	98.4%
Member subscription revenue	87,707	17.2%	321,424	1.6%	(72.7)%
Sublicence revenue	-	-%	116,212	0.6%	(100.0)%
Total revenues	$509,269	100.0%	$20,177,700	100.0%	(97.5)%

Total revenues decreased by approximately $19.6 million or 97.5% to approximately $0.5 million for the six months ended December 31, 2024 from approximately $20.2 million for the six months ended December 31, 2023. The decrease was mainly attributable to the decrease in product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our subsidiaries, Morgan and AY Food, despite they were disposed in May 2024. The product and loyalty program revenue decrease by approximately $19.4 million or 98.2% to approximately $0.4 million for the six months ended December 31, 2024 from approximately $19.7 million for the same period in 2023. The decline in revenue was primarily driven by the company’s strategic decision to streamline its product line, with a particular focus on eliminating lower-margin products, mainly e-vouchers. In addition, the decrease was attributable our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

Transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales and service transactions, as well as for payment services facilitated between merchants and their customers online. Our transaction revenue increased by 98.4%, to approximately $72,000 for the six months ended December 31, 2024, compared to approximately $36,000 for the same period in 2023. The increase was driven by our recent partnership with Credilab Sdn. Bhd. (“CLSB”), a third-party credit services provider. Through this partnership, we introduced our portfolio clients from ZCITY to CLSB’s credit service platform. In return, CLSB agreed to pay us a transaction fee upon successful transactions and share 50% of the revenue derived from these Portfolio Clients.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the six months ended December 31, 2024, member subscription revenue decreased by 72.7% to approximately $88,000, from approximately $0.3 million for the same period in 2023. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program. As of December 31, 2024 and 2023, we had 27,620 and  28,927 customers who subscribed to our Zmember program, respectively.

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

Cost of revenue

Our breakdown of cost of revenue by categories for the six months ended December 31, 2024 and 2023, respectively, is summarized below:

	For the Six Months Ended December 31,		Change
	2024	2023	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$113,146	$19,552,148	(99.4)%
Sublicense revenue	-	117,315	(100.0)%
Total cost of revenue	$113,146	$19,669,463	(99.4)%

Cost of revenue mainly consists of the purchases of the gift card or “E-voucher” pin code, health care product and food and beverage products which is directly attributable to our product revenue. Cost of revenue also consists of monthly license payment made to our licensor to maintain our good standing for the right of use the Trademark which is attributable to our sublicense revenue. Total cost of revenue decreased by approximately $19.6 million or 99.4% for the six months ended December 31, 2024 compared with the same period in 2023. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Six months Ended December 31, 2024	For the Six months Ended December 31, 2023	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$236,858	$151,841	$85,017	56.0%
Gross margin	67.7%	0.8%	66.9%

Transaction revenue
Gross profit	$71,558	$36,075	$35,483	98.4%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$87,707	$321,424	$(233,717)	(72.7)%
Gross margin	100.0%	100.0%	-%

Sublicense revenue
Gross loss	$-	$(1,103)	$1,103	(100.0)%
Gross loss margin	-%	(0.9)%	0.9%

Total
Gross profit	$396,123	$508,237	$(112,114)	(22.1)%
Gross margin	77.8%	2.5%	75.3%

Our gross profit for the six months ended December 31, 2024, amounted to approximately $0.4 million as compared to approximately $0.5 million for the same period in 2023, reflecting an decrease of approximately $0.1 million or 22.1%. Our gross margin improved from 2.5% for the six months ended December 31, 2023 to 77.8% for the same period in 2024, representing an enhancement of 75.3 % in our gross margin percentage.

The decrease of gross profit were mainly due to decrease of member subscription revenue while the increase in gross margin were mainly attributed to strategic measures undertaken during the three months ended December 31, 2024 through streamlined our product line by eliminating products with lower profitability, and reduce spending on customer rewards within our ZCITY platform which resulting in a decrease in deferred revenue. Consequently, leading to higher gross profit and gross margin in the current period.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $0.1 million and $1.3 million for the six months ended December 31, 2024 and 2023, respectively, representing a decrease of approximately $1.2 million or 90.8%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $1.1 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the six months ended December 31, 2024 and 2023, we incurred approximately $30,000 and $0.4 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $1.6 million and $2.0 million for the six months ended December 31, 2024 and 2023, respectively, representing a decrease of approximately $0.5 million or 31.8%. The decrease was primarily attributed to decrease in salary expenses and professional fee expense of approximately $0.3 million and $0.2 million, respectively, to promote our operation effectiveness.

Research and development expenses

Research and development expense amounted to approximately $80,000 and $0.2 million for the six months ended December 31, 2024 and 2023, representing 63.6% decrease as we incurred less spending in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to $140,000 and $0 for the six months ended December 31, 2024, and 2023, respectively. The stock-based compensation incurred for the six months ended December 31, 2024, was related to compensation paid to our executive officer as part of their compensation plan and third party for professional service.

Other income (expense), net

Other income, net, amounted to approximately $342,000 for the six months ended December 31, 2024, while other expense, net amounted to approximately $302,000, representing a change of approximately $0.6 million which was primarily attributable to increase in unrealized gain of approximately $0.7 from marketable securities we received as service consideration in exchange for development of an artificial intelligence powered travel platform, and decrease of amortization of debt discount of approximately $0.4 million related to our convertible note payable as all of our convertible notes has been converted during the year ended June 30, 2024, offset by decrease of other income from software developing service, net of cost of approximately $0.7 million as we did not recognized such income for the six months ended December 31, 2024.

Provision for income taxes

Provision for income taxes amounted to approximately $21,000 for the six months ended December 31, 2024 and 2023, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the six months ended December 31, 2024 and 2023, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

Our net losses decreased by approximately $2.1 million predominately due to the reasons as discussed above.

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

As of December 31, 2024 and June 30, 2024, we had approximately $0.3 million and $0.2 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

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

On March 22, 2024, we have entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of December 31, 2024, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678,307 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $6,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $6,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of the date of the issuance of the issuance of the unaudited condensed consolidated financial statement, Alumni Capital has purchased approximately $2.0 million worth of the Company’s common stock, totaling 8,558,993 shares. The Company has received approximately $1.5 million in net proceeds as of that date, with the remaining balance expected to be received by June, 2025.

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000.00 (the “Investment Amount”) into us for 3,566,668 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $0.33 (the “Offering”). As of the date of the issuance of the unaudited condensed consolidated financial statements, the Company has issued 3,566,668 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

Despite receiving the proceeds from various offerings, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

●	Financial support and credit guarantee commitments from our related parties.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the three months ended December 31, 2024 and 2023:

	For the Six Months Ended
	December 31, 2024	December 31, 2023

Net cash used in operating activities	$(1,582,518)	$(3,089,366)
Net cash used in investing activities	(2,193,461)	(206,928)
Net cash provided by (used in) financing activities	3,944,684	(71,026)
Effect of exchange rate on cash and cash equivalents	(110,140)	256
Net change in cash and cash equivalents	$58,565	$(3,367,064)

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2024 was approximately $1.6 million and was mainly comprised of (i) the net loss of approximately $1.2 million, (ii) non-cash item of unrealized holding gain on marketable securities of approximately $0.3 million, (iii) increase of other receivable and other assets of approximately $0.5 million which includes approximately $0.5 million prepayment to certain developers for the development of our internal AI software, (iv) increase in accounts receivable of approximately $0.3 million due to higher sales made on account but not yet collected, (v) decrease in customer deposits of approximately $71,000, as we recognized member service revenue in the current period from certain merchant prepayments made in the prior period, and (vi) decrease of other payable and accrued liabilities of approximately $0.1 million as we pay off some of the accrued operating expenses, offset by (i) non-cash items of depreciation, amortization, allowance for credit losses, stock-based compensation and unrealized loss on marketable securities amounted to approximately $0.8 million, and (ii) decrease of prepayment of approximately $85,000 due to the utilization of prior-period prepayments for inventory purchases.

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

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 was approximately $2.2 million which includes a remittance of approximately $2.2 million to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients,

Net cash used in investing activities for the six months ended December 31, 2023 was approximately $0.2 million, which was mainly due to purchase of equipment and intangible assets of approximately $15,000, and $0.2 million, respectively, for our operations used.

Financing Activities

Net cash provided financing activities the six months ended December 31, 2024 was approximately $3.9 million, which mainly comprised of approximately $4.0 million net proceeds received from issuance of common stock through market offering and share purchase agreement, offset by payments of insurance loan and related party loan of approximately $41,000.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform. Starting from July 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). We used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of December 31, 2024 and June 30, 2024, we recorded $4,819 and $1,100 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three and six months ended December 31, 2024, no write-downs for estimated obsolescence or unmarketable inventories were recorded. For the three and six months ended December 31, 2023, we recorded $486 write-down for inventories.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of December 31, 2024 and June 30, 2024, we have provided allowance for credit loss of $307,061 and $212,758, respectively.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipt of inventories, services or refundable, we will recognize an allowance account to reserve such balances. Management reviews our prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and updates it if necessary. No allowance of prepayments was recorded as of December 31, 2024 and June 30, 2024.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of December 31, 2024 and June 30, 2024.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the unaudited condensed consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the unaudited condensed consolidated statements of comprehensive income. For the three and six months ended December 31, 2024, we recorded an unrealized holding gain on marketable securities of approximately $0.5 million and $0.3 million, respectively. In comparison, for the same period in 2023, we recognized an unrealized holding loss of approximately $413,000 and $352,000, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Stock-based compensation

We account for stock-based compensation awards to officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. In June 2024, we executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. The fair value of the stock-based compensation which included common stock issued were equivalent to the predetermined monetary value. For the six months ended December 31, 2024 and 2023, we have incurred stock-based compensation from our officer amounted to $140,000 and $0, respectively based on the vesting schedule from the Employment Agreement.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of December 31, 2024 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024 and our applicable risk factors in our Registration Statement on Form S-1 (File No. 333-275411), initially filed with the SEC on November 8, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A)	Unregistered Sales of Equity Securities

(a)	Issuance of Capital Stock.

From October 1, 2024 to December 31, 2024, we issued the following:

●	11,940,299 shares of our common stock to V Gallant Sdn Bhd in connection with the service agreement dated as of October 29, 2024;

●	3,500,000 shares of our common stock to Octagram Investment Limited in connection with the service partnership agreement dated October 20, 2024;

●	2,000,000 shares of common stock to Credilab Sdn. Bhd. in connection with a partnership agreement dated September 20, 2024, as amended on October 28, 2024.; and

●

3,566,668 shares of common stock to V Invesco Fund (L) Limited and Chai Jia Min in connection with a subscription agreement dated November 27, 2024. The 3,566,668 shares of common stock were registered pursuant to a prospectus supplement dated November 27, 2024 and accompanying base prospectus dated March 29, 2024. The prospectus supplement and accompanying base prospectus are related to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-278171) that was originally filed with the Securities and Exchange Commission on March 22, 2024, and which was declared effective on March 29, 2024.

(b)	Warrants.

None.

(B)	Use of Proceeds

Not applicable.

(C)	Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Purchase Warrant Agreement (incorporated by incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 11, 2024)
10.1	Purchase Agreement by and between the Company and Alumni Capital LP dated October 10, 2024 (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 11, 2024)
10.2	Service Partnership Agreement by and between the Company and Octagram Investment Limited dated October 10, 2024 (incorporated by incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 11, 2024)
10.3	Supplemental Letter Dated October 28, 2024 to The Partnership Agreement Dated September 20, 2024 (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2024)
10.3	Service Agreement Dated October 29, 2024 Between Treasure Global Inc and V Gallant SDN BHD (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 1, 2024)
10.4	Subscription Agreement by and among the Company and the Investors dated November 27, 2024 (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2024)
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

+	Filed herewith.
++	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: February 14, 2025	/s/ Carlson Thow
Carlson Thow
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 14, 2025	/s/ Sook Lee Chin
Sook Lee Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)