Form 10-Q
period 2025-03-31
TREASURE GLOBAL INC
filed 2025-05-15
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 14, 2025, the registrant had a total of 2,655,342 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	As of	As of
	March 31,	June 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$281,027	$200,013
Investment in marketable securities	2,450	171,633
Accounts receivable, net	895,129	-
Contract asset	17,606	-
Inventories, net	12,505	27,467
Other receivables and other current assets, net	9,144,197	186,829
Other receivable, related party	13,333	12,246
Prepayments	304,945	358,526
Total current assets	10,671,192	956,714

OTHER ASSETS
Property and equipment, net	112,879	173,678
Intangible assets, net	15,153,640	3,130,936
Operating lease right-of-use assets	-	17,257
Other receivables and other assets, non-current, net	4,479,770	-
Total other assets	19,746,289	3,321,871

TOTAL ASSETS	$30,417,481	$4,278,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Related party loan, current portion	$5,961	$6,338
Insurance loan	51,211	38,371
Accounts payable	154,686	22,441
Customer deposits	15,114	70,080
Contract liability	182,105	188,748
Other payables and accrued liabilities	429,799	508,657
Other payables, related parties	494	761
Operating lease liabilities	-	17,257
Derivative liabilities	431,403	-
Income tax payables	33,594	42,456
Total current liabilities	1,304,367	895,109

NON-CURRENT LIABILITIES
Related party loan, non-current portion	-	2,743
Total non-current liabilities	-	2,743
TOTAL LIABILITIES	1,304,367	897,852

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001; 170,000,000 shares authorized, 1,628,535 and 33,432 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively*	16	-
Additional paid-in capital	67,742,958	41,171,844
Subscription receivable	(817,582)	-
Accumulated deficit	(37,953,148)	(38,030,074)
Accumulated other comprehensive income	140,870	238,963
TOTAL STOCKHOLDERS’ EQUITY	29,113,114	3,380,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,417,481	$4,278,585

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024

REVENUES	$666,521	$1,596,129	$1,175,790	$21,773,829

COST OF REVENUES	(180,238)	(1,379,123)	(293,384)	(21,048,586)

GROSS PROFIT	486,283	217,006	882,406	725,243

SELLING	(7,965)	(292,253)	(125,381)	(1,564,596)
GENERAL AND ADMINISTRATIVE	(516,384)	(1,113,805)	(2,219,429)	(3,137,094)
RESEARCH AND DEVELOPMENT	(5,343)	(181,502)	(85,688)	(402,130)
TOTAL OPERATING EXPENSES	(529,692)	(1,587,560)	(2,430,498)	(5,103,820)

LOSS FROM OPERATIONS	(43,409)	(1,370,554)	(1,548,092)	(4,378,577)

OTHER (EXPENSE) INCOME
Other income (expense), net	24,079	6,516	36,257	(190,805)
Interest expense	(615)	(2,572)	(2,983)	(72,014)
Unrealized holding loss on marketable securities	(501,848)	(346,705)	(169,183)	(699,140)
Change in fair value of derivative liabilities	1,781,758	-	1,781,758	-
Other income from software developing service, net of cost	-	-	-	675,131
Amortization of debt discount	-	-	-	(358,284)
TOTAL OTHER INCOME (EXPENSE), NET	1,303,374	(342,761)	1,645,849	(645,112)

INCOME (LOSS) BEFORE INCOME TAXES	1,259,965	(1,713,315)	97,757	(5,023,689)

PROVISION FOR INCOME TAXES	-	-	(20,831)	(20,852)

NET INCOME (LOSS)	1,259,965	(1,713,315)	76,926	(5,044,541)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,871	(5,293)	(98,093)	(5,250)

COMPREHENSIVE INCOME (LOSS)	$1,262,836	$(1,718,608)	$(21,167)	$(5,049,791)

INCOME (LOSS) PER SHARE
Basic and diluted*	$1.09	$(116.03)	$0.14	$(732.60)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	1,156,208	14,766	542,963	6,886

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in U.S. dollar, except for the number of shares)

	COMMON STOCK*		ADDITIONAL			ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLES	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	33,432	$-	$41,171,844	$-	$(38,030,074)	$238,963	$3,380,733
Net loss	-	-	-	-	(950,707)	-	(950,707)
Issuance of common stock at the market offering, net of issuance costs	31,668	-	2,457,390	-	-	-	2,457,390
Issuance of common stock for software development	40,000	-	1,380,000	-	-	-	1,380,000
Employee stock base compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustment	-	-	-	-	-	(59,145)	(59,145)
Balance as of September 30, 2024 (Unaudited)	105,100	-	45,079,234	-	(38,980,781)	179,818	6,278,271
Net loss	-	-	-	-	(232,332)	-	(232,332)
Issuance of common stock under share purchase agreement	171,180	2	2,043,940	(515,921)	-	-	1,528,021
Issuance of common stock under subscription agreement	71,333	1	1,176,999	(1,177,000)	-	-	-
Issuance of common stock for software development	308,806	3	10,799,997	-	-	-	10,800,000
Issuance of common stock for employee stock base compensation	833	-	-	-	-	-	-
Employee stock base compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	-	(41,819)	(41,819)
Balance as of December 31, 2024 (Unaudited)	657,252	$6	$59,170,170	$(1,692,921)	$(39,213,113)	$137,999	$18,402,141
Net income	-	-	-	-	1,259,965	-	1,259,965
Collection of stock subscription receivable	-	-	-	1,692,921	-	-	1,692,921
Issuance of common stock and warrant under share purchase agreement	693,000	7	5,487,373	(817,582)	-	-	4,669,798
Fair value of warrants allocated to derivative liabilities	-	-	(2,213,161)	-	-	-	(2,213,161)
Issuance of common stock for software development	270,880	3	5,228,576	-	-	-	5,228,579
Issuance of common stock for employee stock base compensation	7,403	-	-	-	-	-	-
Employee stock base compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	-	2,871	2,871
Balance as of March 31, 2025 (Unaudited)	1,628,535	16	67,742,958	(817,582)	(37,953,148)	140,870	29,113,114

	COMMON STOCK*		ADDITIONAL			ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLES	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	STOCKHOLDERS’ DEFICIENCY
Balance as of June 30, 2023	5,115	$-	$31,485,736	$-	$(31,443,451)	$(172,617)	$(130,332)
Net loss	-	-	-	-	(2,131,712)	-	(2,131,712)
Conversion of convertible note payable	806	-	1,325,638	-	-	-	1,325,638
Foreign currency translation adjustment	-	-	-	-	-	43	43
Balance as of September 30, 2023 (Unaudited)	5,921	-	32,811,374	-	(33,575,163)	(172,574)	(936,363)
Net loss	-	-	-	-	(1,199,514)	-	(1,199,514)
Conversion of convertible note payable	555	-	485,432	-	-	-	485,432
Issuance of common stock to related parties for debts cancellation	519	-	321,562	-	-	-	321,562
Issuance of common stock for acquiring intangible assets	3,698	-	1,563,000	-	-	-	1,563,000
Issuance of common stock and prefunded warrants in underwritten public offering, net of issuance costs	7,433	-	3,457,306	-	-	-	3,457,306
Exercise of prefunded warrants into common stock	1,657	-	580	-	-	-	580
Foreign currency translation adjustments	-	-	-	-	-	(5,293)	(5,293)
Balance as of December 31, 2023 (Unaudited)	19,783	-	38,639,254	-	(34,774,677)	$(177,867)	3,686,710
Net loss	-	-	-	-	(1,713,315)	-	(1,713,315)
Exercise of prefunded warrants into common stock	2,343	-	820	-	-	-	820
Issuance of common stock for acquiring intangible assets	3,968	-	1,000,000	-	-	-	1,000,000
Capital contribution	-	-	16,348	-	-	-	16,348
Foreign currency translation adjustments	-	-	-	-	-	79,906	79,906
Balance as of March 31, 2024 (Unaudited)	26,094	$-	$39,656,422	$-	$(36,487,992)	$(97,961)	$3,070,469

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$76,926	$(5,044,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:		-
Depreciation	76,361	90,941
Amortization of intangible assets	638,251	331,582
Amortization of debt discounts	-	358,284
Amortization of operating right-of-use assets	18,365	29,280
Allowance for credit losses	90,480	153,985
Inventories impairment	-	484
Stock-based compensation	210,000	-
Other income from software developing service	-	(1,000,000)
Change in fair value of derivative liabilities	(1,781,758)	-
Unrealized holding loss on marketable securities	169,183	699,140
Change in operating assets and liabilities		-
Accounts receivable	(899,155)	(64,751)
Contract asset	(17,606)	-
Inventories	16,711	350,051
Other receivables and other assets	(4,427,362)	251,296
Other receivable, a related party	(316)	-
Prepayments	76,235	(162,128)
Accounts payable	130,041	138,889
Customer deposits	(74,579)	(112,220)
Contract liability	(3,411)	16,609
Other payables and accrued liabilities	(97,366)	(139,648)
Operating lease liabilities	(18,365)	(27,421)
Income tax payables	5	(30,261)
Net cash used in operating activities	(5,817,360)	(4,160,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(4,547)	(15,029)
Purchases of intangible asset	-	(191,642)
Collaboration deposit	(4,343,067)	-
Net cash used in investing activities	(4,347,614)	(206,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in market offering	2,457,390	-
Proceeds from Issuance of common stock and warrant under share purchase agreement	6,713,740	-
Proceeds from Issuance of common stock under subscription agreement	1,177,000	-
Proceeds from issuance of common stock and prefunded warrants in November 2023 Offering	-	3,457,306
Proceeds received from exercising prefunded warrants	-	1,400
Capital contribution	-	16,348
Proceed from insurance loan	51,211	62,966
Principal payments of insurance loan	(38,371)	(166,369)
Payments of related party loan	(3,696)	(3,142)
Repayments of convertible notes	-	(3,367,290)
Net cash provided by (used in) financing activities	10,357,274	1,219

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(111,286)	78,779

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,014	(4,287,102)

CASH AND CASH EQUIVALENTS, beginning of period	200,013	4,593,634

CASH AND CASH EQUIVALENTS, end of period	$281,027	$306,532

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$183,121	$29,957
Interest paid	$3,975	$51,333

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Conversion of convertible note payable, net of unamortized discounts	$-	$1,811,070
Issuance of common stock for software development	$17,408,579	$-
Acquisition of intangible assets through settlement of other receivables	$470,667	-
Marketable securities received as in exchange of software developing service	$-	$1,000,000
Issuance of common stock to related parties for debts cancellation	$-	$321,562
Issuance of common stock for acquiring intangible assets	$-	$2,563,000
Allocation of fair value of derivative liabilities in connection with the issuance of common stock	$2,213,161	$-

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

Foodlink, Morgan, and AY Food are engaged in the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products. Since Foodlink, Morgan, and AY Food are blank check companies that were incorporated in January 2023 without any operating history prior to the acquisition, the acquisition of these entities is immaterial to the Company’s unaudited condensed consolidated financial statements. In May 2024, the Company disposed of Foodlink and its subsidiaries, Morgan and AY Food, due to continued operating losses.

During the three months ended March 31, 2025, the Company launched a new revenue stream by providing customized software development services. This business line is part of the Company’s broader efforts to explore new growth opportunities and strengthen its capabilities in the technology and digital services sector.

The accompanying unaudited condensed consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
ZCity Sdn Bhd (formerly known as Gem Reward Sdn. Bhd.) (“ZCITY”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
VWXYZ Venture Sdn. Bhd. (“VWXYZ”) (2)	● ● ●	A Malaysian company Incorporated in July 2024 Holding company	100% owned by TGL
Foodlink Global Sdn. Bhd. (“Foodlink”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by TGL
Morgan Global Sdn. Bhd. (“Morgan”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink
AY Food Ventures Sdn. Bhd. (“AY Food”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink

(1)	Due to recurring loss from the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products. The Company decided to dispose Foodlink and its subsidiaries. On May 24, 2024, the Company, Jeffrey Goh Sim Ik (the “Purchaser”) and Koo Siew Leng (the “Guarantor”) entered into a Share Sale and Purchase Agreement (the “Agreement”), in which the Company agreed to sell all of its equity interest in Foodlink and its subsidiaries Morgan and AY Food to the Purchaser, in exchange for a total of $148,500, of which shall be payable by the Purchaser to the Company as follows: (i) an initial deposit payable on May 24, 2024; and (ii) the balance of the purchase price payable in eight installment payments starting from May 24, 2024. The Company recognized a gain amounted to $203,333 for the year end June 30, 2024 from disposal of Foodlink and its subsidiaries. However, the disposal did not have material impact to the Company’s operations.

(2)	VWXYZ is a holding company incorporated in July 2024, under the laws of Malaysia. As of March 31, 2025, VWXYZ has no substantive operations.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, its underwritten public offering (the “November 2023 Offering”), and its market offering (the “Market Offering”)

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $1.5 million for the nine months ended March 31, 2025; (2) accumulated deficit of approximately $38.0 million as of March 31, 2025; and (3) net operating cash outflow of approximately $5.8 million for the nine months ended March 31, 2025.

On November 30, 2023, the Company closed its November 2023 Offering of (i) 7,433 shares of common stock and (ii) 4,000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase one Common Stock, at a public offering price of $350 per Pre-Funded Warrants. Upon closing of the November 2023 Offering, the Company received an aggregated net proceed of approximately $3.5 million, after deducting underwriting discounts, and non-accountable expense.

On March 22, 2024, the Company and H.C. Wainwright & Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of March 31, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of common stock which sell through or to the Manager.

On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the modification agreement (“Modification Agreement”) on January 21, 2025. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 of the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of March 31, 2025, Alumni Capital has purchased approximately $7.5 million worth of the Company’s common stock, totaling 864,180 shares. The Company has received approximately $7.5 million in net proceeds as of the date of the issuance of these unaudited condensed consolidated financial statements.

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into the Company for 71,333 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $16.5 (the “Offering”). As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company has received aggregate net proceed of $1,177,000.

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

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of March 31, 2025, its unaudited results of operations for the three and nine months ended March 31, 2025 and 2024, and its unaudited cash flows for the nine months ended March 31, 2025 and 2024, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Following the disposal of Foodlink and its subsidiaries on May 24, 2024, the Company ceased its involvement in the food and beverage product distribution and sublicensing operations. During the three months ended March 31, 2025, the Company introduced a new revenue stream through customized software development services. As a result, the Company now operates through two reportable segments: (i) payment processing and e-commerce operation in its ZCITY platform, and (ii) customized software development as of March 31, 2025.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our unaudited condensed consolidated financial statements include the estimated retail price per point and estimated breakage to calculate the revenue recognized in our loyalty program revenue and customized software development revenue, useful lives of property and equipment, impairment of long-lived assets, allowance for credit loss, write-down for estimated obsolescence or unmarketable inventories, realization of deferred tax assets and uncertain tax position, fair value of the stock-based compensation, fair value of the marketable securities, and fair value of the warrants issued. Actual results could differ from these estimates.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of March 31,
	2025	2024
Period-average MYR: US$1 exchange rate	4.44	4.72

	For the nine months ended March 31,
	2025	2024
Period-average MYR: US$1 exchange rate	4.43	4.68

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of health care product on its ZCITY platform. Starting from July 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have material impact on our unaudited condensed consolidated financial statements. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2025 and June 30, 2024, the Company recorded $4,820, and $1,100 of allowance for credit loss, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and nine months ended March 31, 2025 and 2024, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of refundable collaboration deposit related to the partnership agreement with Credilab Sdn. Bhd. In addition, other receivables and other current assets also include prepayment made by the Company to third parties for software development, cyber security service, director & officer liability insurance (“D&O Insurance), refundable advance to third party service provider, and other deposits.

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of March 31, 2025 and June 30, 2024, the Company provided allowance for credit loss of $317,416 and $212,053, respectively.

Contract assets and contract liabilities

Projects with performance obligations recognized over time that have revenue recognized to date in excess of cumulative billings are reported on our consolidated balance sheets as “Contract assets”. Provisions for estimated losses of contract assets on uncompleted contracts are made in the period in which such losses are determined.

Contract assets having billing terms with the unconditional right to be billed beyond one year are classified as non-current assets.

Contract liabilities on uncompleted contracts represent the amounts of cash collected from clients, billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts are expected to be earned within twelve months and are classified as current liabilities.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2025, and June 30, 2024, the Company did not record allowance for doubtful account against prepayment.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2025 and June 30, 2024, no impairment of long-lived assets was recognized.

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

Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on the Company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations. The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

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

Warrants

The Company accounts for warrants as either equity or liability instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, based on the specific terms and conditions of each warrant. Warrants that meet all criteria for equity classification are recorded in equity at issuance with no subsequent remeasurement. Warrants that do not meet the equity classification requirements are classified as liabilities and measured at fair value, with changes in fair value recognized in earnings. The classification is reassessed at each reporting period.

Subscription receivables

The subscription receivables balance represented the outstanding subscription consideration receivable for the issuance of the common stock from the Company in connection with the Purchase Agreement and Subscription Agreements (see Note 14). Subscription receivables are recognized as deduction of equity in accordance with SAB Topic 4:E. The subscription receivables were settled as of the date of the issuance of these unaudited consolidated financial statements.

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. Following the disposal of Foodlink and its subsidiaries on May 24, 2024, the Company ceased the operation in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $0.1 million to support an average 55 days of sales during the nine months ended March 31, 2025, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the three and nine months ended March 31, 2025, approximately $3,000 and $33,000 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively. For the three and nine months ended March 31, 2024, $48,576 and $381,701 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

The Company, through its wholly-owned subsidiaries, Morgan and AY Food, generates revenue by sublicensing the right to use the Licensor’s Trademark to its customers for the period from July 1, 2023 to May 24, 2024. Since the sublicense fee is charged to customers on a monthly basis throughout the contractual period, the Company recognizes sublicense revenue in the unaudited condensed consolidated statements of operations over the duration of the contract. Furthermore, the Company establishes itself as the principal in these arrangements, as it possesses the latitude to establish pricing and assumes the inventory risk associated with fulfilling the minimum payment obligations to the Trademark’s licensor regardless of the number of sublicensees engaged by the Company during the license period. The Company ceased generating revenue from this revenue stream following the disposal of Foodlink and its subsidiaries on May 24, 2024.

Customized software development service revenue

-	Performance obligations satisfied over time

The Company generates revenue from customized software development services typically include the design, development, and implementation of tailored digital systems and integrated software solutions. The customized software development service is generally recognized over time as the Company satisfies its performance obligations, based on its efforts or inputs, due to the continuous transfer of control to the customer and the enforceable right to payment for performance completed to date.

Customized software development service revenue is recognized using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. The Company generally uses the cost-to-cost measure of progress method because it best depicts the transfer of control to the customer as the Company incurs costs on its contracts. Under this method, the extent of progress toward completion is measured based on the ratio of total costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recognized proportionally as costs are incurred.

Any expected losses on customized software development service contracts in progress are recognized in full in the period the losses are identified. Contract costs include all direct labor costs, subcontracted developments resources cost, and those indirect costs related to contract performance. Contract modifications that extend or revise contract terms generally result in recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract).

Disaggregated information of revenues by products/services are as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$25,786	$1,213,360	$62,483	$20,083,266
Health care products, computer products, and food and beverage products revenue (1)	-	226,587	296,667	952,853
Loyalty program revenue (1)	2,808	15,254	19,448	123,071
Transaction revenue (1)	35,321	13,666	106,879	49,741
Member subscription revenue (2)	-	84,235	87,707	405,659
Sublicense revenue (2)	-	43,027	-	159,239
Total revenues from ZCITY platform	63,915	1,596,129	573,184	21,773,829

Revenue from Customized software development service (2)	602,606	-	602,606	-
Total revenue	$666,521	$1,596,129	$1,175,790	$21,773,829

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

Cost of revenue

Cost of revenue sold mainly consists of the purchases of gift cards or “E-voucher” pin codes, and health care products, which are directly attributable to the sales of products on the Company’s online marketplace platform. In addition, cost of revenue sold also includes the purchase of food and beverage products for resale, license payments to the Trademark’s licensor for sublicense revenue, and labor and subcontracted development resource costs related to customized software development services.

Advertising costs

Advertising costs amounted to $2,894 and $231,915 for the three months ended March 31, 2025 and 2024, respectively.

Advertising costs amounted to $97,597 and $1,148,729 for the nine months ended March 31, 2025 and 2024 respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team.

Research and development expenses amounted to $5,343 and $181,502 for the three months ended March 31, 2025 and 2024, respectively.

Research and development expenses amounted to $85,688 and $402,130 for the nine months ended March 31, 2025 and 2024, respectively.

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

Total expenses for the plans were $12,255 and 54,921 for the three months ended March 31, 2025 and 2024, respectively.

Total expenses for the plans were $ $74,376 and $192,152 for the nine months ended March 31, 2025 and 2024, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three and nine months ended March 31, 2025 and 2024.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-based compensation

The Company accounts for stock-based compensation awards to executive officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

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

Earnings (loss) per share

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net income (loss) attributable to common stock	$1,259,965	$(1,713,315)

Basic and diluted earnings per share
Basic weighted average shares outstanding*	1,156,208	14,766
Basic and diluted earnings (loss) per share	1.09	(116.03)

	For the Nine Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net income (loss) attributable to common stock	$76,926	$(5,044,541)

Basic and diluted earnings per share
Basic weighted average shares outstanding*	542,963	6,886
Basic and diluted earnings (loss) per share	0.14	(732.60)

*	For the three months ended March 31, 2025 and 2024, 23,298 and 28 contingent shares to be issued to the investor, underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively. For the nine months ended March 31, 2025 and 2024, 23,298 and 28 contingent shares to be issued to the investor, underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The fair value for certain assets and liabilities such as cash and cash equivalents, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, contract liabilities, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its related party loan, insurance loan, and convertible notes approximates fair value based on current yields for debt instruments with similar terms. The fair value of investment in marketable securities is based on market price in an active market (Level 1) at the end of each reporting period. The Company’s warrants issued to Alumni Capital under Share Purchase Agreement (see Note 14) is not traded in an active securities market (level 3); therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on grant date and at the end of each reporting period.

The following table presents information about the Company’s financial asset and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and June 30, 2024:

	March 31, 2025	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Assets:
Investment in marketable securities	$2,450	$2,450	$-	$-

Liabilities:
Derivative liabilities	$431,403	$-	$-	$431,403

	June 30, 2024	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)
				$
Assets:
Investment in marketable securities	$171,633	$171,633	$-	$-

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended March 31, 2025 and for the year ended June 30, 2024:

Warrant issued under Share Purchase Agreement
Balance as of June 30, 2023	$-
Change in fair value of derivative liabilities	-
Balance as of June 30, 2024	-
Derivative liabilities recognized at grant date	2,213,161
Change in fair value of derivative liabilities	(1,781,758)
Balance as of March 31, 2025	$431,403

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended March 31, 2025 and 2024, the Company did not recognize impairment loss on its operating lease ROU asset.

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

-Recent accounting pronouncements adopted

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting: Improvements to reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosure required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2025, and applied the amendments retrospectively to all prior periods presented in these unaudited condensed consolidated financial statements. Refer to Note 18 segment information.

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

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Company’s unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 3 – Accounts receivable, net

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Accounts receivable	$899,949	$1,100
Provision for estimated credit losses	(4,820)	(1,100)
Total accounts receivable, net	$895,129	$-

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Beginning balance	$1,100	$214
Addition	3,649	182,544
Disposal of subsidiaries	-	(180,792)
Exchange rate effect	71	(866)
Ending balance	$4,820	$1,100

Note 4 – Contract assets

Customized software development service revenues are recognized over time using an input measure method (cost-to-cost measure of progress method) to measure progress. Under this method, revenues to date are recognized based on the ratio of costs incurred to date relative to total estimated costs at completion, applied to the total contract transaction price.

Projects with performance obligations recognized over time that have revenue recognized to date in excess of cumulative billings are reported on the Company’s unaudited condensed consolidated balance sheets as “Contract assets”. Provisions for estimated losses of contract assets on uncompleted contracts are made in the period in which such losses are determined.

Contract assets consist of the following:

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Revenue recognized	$602,606	$-
Less: progress billings	585,000	-
Contract assets	$17,606	$-

Note 5 – Inventories, net

Inventories consist of the following:

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Gift card (or E-voucher)	$12,505	$27,467

Note 6 – Other receivables and other current assets, net

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Collaboration deposits (i)	$4,343,067	$-
Deposits (ii)	121,789	120,880
Prepaid tax	1,677	20,752
Prepaid expense (iii)	86,482	45,201
Prepaid technical support fee (v)	600,000	-
Software development deposit (iv)	611,897	84,823
Prepaid software development fee (viii)	7,928,107	-
Prepaid investment (vii)	110,132	-
Other receivable (vi)	129,042	127,226
Total other receivables and other current assets	13,932,193	398,882
Provision for estimated credit loss	(308,226)	(212,053)
Total other receivables and other current assets	$13,623,967	$186,829
Current	$9,144,197	$186,829
Non-current	$4,479,770	$-

(i)	On September 20, 2024, the Company entered into a partnership agreement (the “Partnership Agreement”) with Credilab Sdn. Bhd. (“CLSB”) for five years. Pursuant to the Partnership Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources, and market expertise to drive mutual benefit and growth, while the Company will periodically provide collaboration deposit fund to CLSB, which CLSB will be utilized to support CLSB’s credit service activities for the portfolio clients introduced by the Company’s ZCity App (“Portfolio Clients”). In return, the Company will share half of the revenue and processing fee from CLSB’s profit derived from Portfolio Client. As of March 31, 2025 the Company has disbursed $4,343,067 collaboration deposits to CLSB. As of March 31, 2025, $86,831 estimated credit loss was recorded against collaboration deposit.

(ii)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of March 31, 2025 and June 30, 2024, $112,701 and $106,028 estimated credit loss was recorded against doubtful receivables, respectively.

(iii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

(iv)

The balance of software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of March 31, 2025, $121,945 of the service deposit were refunded by Nexgen. The remaining deposit of $90,161 is expected to recover by end of June 2025. As of March 31, 2025, and June 30, 2024, $45,081 and $42,412 estimated credit loss was recorded against the software development deposits.

On July 18, 2024, the Company entered into an agreement with Musli Development Sdn Bhd (“Musli”) and V Gallant Sdn Bhd (“V Gallant”) for the provision of subcontractor services related to developing smart campus management system at the Enforcement Leadership & Management University, Malaysia. Under the terms of these agreements, both Musli and V Gallant were engaged to provide services including infrastructure cabling, wiring, and network design consultancy for a total amount of $727,626 and $242,542 respectively. As of March 31, 2025, the Company had remitted a service deposit of $303,171 and $218,565 to Musli and V Gallant, respectively.

(v)

The balance of prepaid technical support fee consists as following:

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The Company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. The Service Fee includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000 per month, starting from the delivery of the first mini-game module, for the ongoing technical support for a period of five years. As of March 31, 2025, the first mini-game module has not yet been delivered to the Company. Consequently, a total of $600,000 in prepaid technical support fees paid to OCTA through the issuance of the Company’s common stock has been recorded as a prepaid expense, of which $500,000 is classified as non-current.

(vi)

The balance of other receivable consists as following:

On May 24, 2024, the Company has disposed all of its equity interest in Foodlink and its subsidiaries Morgan and for a consideration of $148,500. As of March 31, 2025 the Company has collected $21,274 from the Purchaser, and the remaining is expected to be fully repaid by December 2025.  As of March 31, 2025 and June 30, 2024, $63,613 estimated credit loss was recorded against other receivable.

(vii)

The balance of prepaid investment consists as following:

On February 11, 2025, VWXYZ Venture Sdn Bhd (“VWXYZ”), the Company’s subsidiary, entered into a Share Purchase Agreement (“SPA”) with Amystic Commerce Sdn Bhd (“Amystic”), a private company incorporated in Malaysia. Pursuant to the SPA, VWXYZ will acquire 51% equity stake in Tien Ming Distribution Sdn Bhd (“Tien Ming”), a private company incorporated in Malaysia principally involved in distribution of all kinds of consumer products, providing logistics and acting as traders. The total consideration to be paid by VWXYZ to Amystic is RM3,000,000. As of March 31, 2025, the acquisition of Tien Ming has not been completed, and the Company has prepaid $110,132 purchase consideration toward to the acquisition.

(viii)

The balance of prepaid software development fee consists as following:

- Octagram Investment Limited

On October 10, 2024, the Company entered into a service partnership agreement with Octagram Investment Limited (“OCTA”), a Malaysian company, for the design and development of customized mini-game modules for integration into the Company’s ZCity App. As of March 31, 2025, the Company recorded $815,433 as a prepaid expense related to services not yet commenced. (See Note 14)

- V Gallant Sdn Bhd

On October 29, 2024, the Company entered into a service agreement with V Gallant Sdn Bhd (“V Gallant”), a Malaysian company, to provide generative AI solutions and AI digital human technology services. As of March 31, 2025, the Company recorded $7,112,674 as a prepaid expense for services not yet commenced. (See Note 14)

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Beginning balance	$212,053	$-
Addition	86,831	212,758
Exchange rate effect	9,342	(705)
Ending balance	$308,226	$212,053

Note 7 – Prepayments

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Deposits to suppliers	$304,945	$358,526

Note 8 – Property and equipment, net

Property and equipment, net consist of the following:

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Computer and office equipment	$169,054	$154,772
Furniture and fixtures	77,358	72,778
Motor vehicle	87,469	82,290
Leasehold improvement	139,636	131,369
Subtotal	473,517	441,209
Less: accumulated depreciation	(360,638)	(267,531)
Total	$112,879	$173,678

Depreciation expense for the three months ended March 31, 2025 and 2024 were amounted to $27,193 and $26,770, respectively.

Depreciation expense for the nine months ended March 31, 2025 and 2024 were amounted to $76,361 and $90,941, respectively.

Note 9 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of March 31,	As of June 30,
	2025	2024
	(Unaudited)
Internal use software development	$16,406,353	$3,743,716
Less: accumulated amortization	(1,252,713)	(612,780)
Total intangible assets, net	$15,153,640	$3,130,936

Amortization expense for the three months ended of March 31, 2025 and 2024 was amounted to $157,428 and $199,748, respectively.

Amortization expense for the nine months ended of March 31, 2025 and 2024 was amounted to $638,251 and 331,582, respectively

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending March 31, 2026	$3,168,670
Twelve months ending March 31, 2027	3,168,670
Twelve months ending March 31, 2028	3,168,670
Twelve months ending March 31, 2029	3,099,863
Twelve months ending March 31, 2030	2,547,766
Total	$15,153,640

Note 10 – Investment in marketable securities

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

Movements in investment in marketable securities are as follows:

	As of March 31, 2025	As of June 30, 2024
At fair value	(Unaudited)
Beginning balance	$171,633	$-
Addition	-	1,000,000
Fair value loss recognized for the year	(169,183)	(828,367)
Closing balance	$2,450	$171,633

For the three months ended March 31, 2025 and 2024, unrealized loss on marketable equity securities were $501,848 and $346,705, respectively.

For the nine months ended March 31, 2025 and 2024, unrealized loss on marketable equity securities were $169,183 and $699,140, respectively.

Note 11 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan (“Insurance loan 1”) amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. The Insurance loan 1 has been paid in full during the year ended June 30, 2024. In February 2024, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 2”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. In December 2024, the remaining balance of Insurance loan 2 had been paid in full. In February 2025, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 3”) of $56,669 with interest rate of 10.0 % to be due in ten equal monthly instalments of $5,929. As of March 31, 2025, the outstanding balance Insurance loan 3 were $51,211. The funds from Insurance Loan 1,2 and 3 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 6.

For the three months ended March 31, 2025 and 2024, interest expenses pertained to the insurance loans amounted to $469 and $495, respectively. For the nine months ended March 31, 2025 and 2024, interest expenses pertained to the insurance loan amounted to $1,534 and $3,265, respectively

Convertible notes

The Company evaluated the convertible notes agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification.

On February 28, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd., (“YA II PN”), a third party. Pursuant to the Securities Purchase agreement, YA II PN agreed to purchase two unsecured convertible notes, in the aggregate principal amount of up to $5,500,000 in a private placement (the “Private Placement”) for a purchase price with respect to each convertible note of 92% of the initial principal amount of such convertible notes. The convertible notes accrue or will accrue interest at 4.0% per annum and has a 12-month term after disbursement. The conversion price, as of any conversion date or other date of determination, is the lower of (i) $1.6204 per share of Common Stock (the “Fixed Conversion Price”) or (ii) 93% of the lowest volume-weighted average price (“VWAP”) of the common shares on the primary market during the 10 consecutive trading days immediately preceding the date on which YA II PN exercises its conversion right in accordance with the requirements of the applicable convertible debenture or other date of determination, but not lower than $0.25 per share (the “Floor Price”). The conversion price will be subject to adjustment to give effect to any stock dividend, stock split or recapitalization.

YA II PN may not during any calendar month convert more than an aggregate of the greater of (a) 25% of the aggregate dollar value traded on the Primary Market during such calendar month or (b) $1,100,000 of principal amount of the Convertible Debentures (plus accrued and unpaid Interest) utilizing the variable conversion price. This limitation shall not apply (i) at any time upon the occurrence and during the continuance of an Event of Default, and (ii) with respect to any conversions utilizing the Fixed Conversion Price. This limitation may be waived with the consent of the Company. Notwithstanding anything to the contrary contained above, the Company shall not issue more than 987 shares of Common Stock (the “Exchange Cap”) pursuant to the terms of the Convertible, except that such limitation shall not apply in the event that the Company (A) obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of shares of Common Stock in excess of such amount or (B) obtains a written opinion from outside counsel to the Company that such approval is not required, which opinion shall be reasonably satisfactory to the holder of the Convertible Debentures. It is a closing condition to the purchase by the Buyer of the $3,500,000 Convertible Debenture that such shareholder approval be obtained.

During the year ended June 30, 2023, YA II PN purchased two unsecured convertible notes consist of $2,000,000 (“Tranche 1”) and $3,500,000 (“Tranche 2”) in principal amount. The Company evaluated the Securities Purchase Agreement under ASC 815, which generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms in the convertible notes required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price of Tranche 1 ($1.55) and Tranche 2 ($1.30), was below the market price of Tranche 1 ($1.56) and Tranche 2 ($1.38) as per stock price listed in the stock market on February 28, 2023, and June 14, 2023, respectively, therefore, the convertible notes contained a beneficial conversion feature. For the year ended June 30, 2024, $1,782,710 of these convertible notes along with $28,360 accrued interest was converted into 806 shares of common stock.

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

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the three and nine months ended March 31, 2024, amortization of debt discount were amounted to $0 and $358,284, respectively pertained to convertible notes from YA II PN. As of March 31, 2025 and June 30, 2024, the convertible notes payable, net from YA II PN was amounted to $0. The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2023 balance	$5,150,000	$(358,284)	$4,791,716	$4,791,716	$-
Amortization of debt discounts	-	358,284	358,284	358,284	-
Repayments	(3,367,290)	-	(3,367,290)	(3,367,290)	-
Conversion	(1,782,710)	-	(1,782,710)	(1,782,710)	-
June 30, 2024 balance	-	-	-	-	-
Repayments	-	-	-	-	-
Conversion	-	-	-	-	-
March 31, 2025 balance (unaudited)	$-	$-	$-	$-	$-

For the three months ended March 31, 2025 and 2024, interest expenses related to the aforementioned convertible notes amounted to $0. For the nine months ended March 31, 2025 and 2024, interest expenses related to the aforementioned convertible notes amounted to $0 and 66,672, respectively.

Note 12 – Other payables and accrued liabilities

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Accrued professional fees (i)	$206,155	$202,000
Accrued payroll	6,208	69,147
Accrued interest (ii)	2,524	2,375
Payables to merchant from ZCITY platform (iii)	164,904	201,338
Others	50,008	33,797
Total other payables and accrued liabilities	$429,799	$508,657

(i)	Accrued professional fees

The balance of accrued professional fees represented amount due to third parties service providers which include mobile application developing, marketing consulting service, IT related professional service, audit fee, tax filing fee, and consulting fee related to capital raising.

(ii)	Accrued interest

The balance of accrued interest represented the balance of interest payable from convertible notes aforementioned in Note 11.

(iii)	Payables to merchants from ZCITY platform

The balance of payables to merchants from ZCITY platform represented the amount the Company collected on behalf of merchant from its customer through the Company’s ZCITY platform.

Note 13 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of March 31, 2025	As of June 30, 2024
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Equipment rental deposit	$13,333	$12,246

Other payables, related parties

Name of Related Party	Relationship	Nature	As of March 31, 2025	As of June 30, 2024
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	494	761

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of March 31, 2025, such loan has an outstanding balance of $5,961 to be due within the next 12 months.

The interest expense was $146 and $151 for the three months ended March 31, 2025 and 2024, respectively. The interest expense was $776 and $507 for the nine months ended March 31, 2025 and 2024, respectively

Related party transactions

Purchase from related parties

			For the Three Months Ended		For the Nine Months Ended
			March 31,		March 31,
Name of Related Party	Relationship	Nature	2025	2024	2025	2024
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of products	$-	$12,310	$-	$25,594

Equipment purchased from a related party

			For the Three Months Ended		For the Nine Months Ended
			March 31,		March 31,
Name of Related Party	Relationship	Nature	2025	2024	2025	2024
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Purchase of equipment	$-	$11,001	$-	$13,149

Operating expenses from related parties

			For the Three Months Ended		For the Nine Months Ended
			March 31,		March 31,
Name of Related Party	Relationship	Nature	2025	2024	2025	2024
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity(1)	Consulting fees	$-	$17,675	$-	$51,414
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense	494	-	7,864	16,244
Total			$494	$17,675	$7,864	$67,658

Note:

(1)	As of June 21, 2024, Su Huay “Sue” Chuah had resigned as the Company’s Chief Marketing Officer.

Common stock issued to related parties for debts cancellation

On October 30, 2023, the Company issued a total of 519 restricted shares of common stock to the Company’s Chief Executive Officer, Chong Chan “Sam” Teo, and shareholder, Kok Pin “Darren” Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562 in aggregate indebtedness owed to the Creditors.

Capital Contribution

In February 2024, the Company’s Chief Executive Officer, Chong Chan “Sam” Teo, made a capital contribution of $16,348 in addition to the debt cancellation, as further consideration for the common stock issued to him in October 2023.

Note 14 – Stockholders’ deficiency

Common stock

Prior to October 2021, TGL is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGL increased its authorized shares to 170,000,000 shares as part of the Reorganization with ZCITY, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value. The share capital increased of TGL presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of ZCITY. On February 22, 2024, a Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) that provides for a 1-for-70 reverse stock split (the “February 2024 Split “) of its shares of common stock, par value $0.00001 per share. On April 2, 2025, the Company filed another Certificate of Amendment to the Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-50 reverse stock split (the “April 2025 Split”) of its Common Stock, par value $0.00001 per share.

Reverse stock split

On February 27, 2024, the Company effected a 1:70 reverse stock split of its shares of common stock. Upon execution of the 1-for-70 reverse stock split, the Company recognized additional 8 shares of common stock due to round up issue.

On April 7, 2025, the Company effected a 1:50 reverse stock split of its shares of common stock.

All shares and per share amounts used herein and in the accompanying unaudited condensed consolidated financial statements have been retroactively stated to reflect the effect of the February 2024 Split and April 2025 Split.

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

For the year ended June 30, 2024, the Company issued 1,361 shares of common stock upon conversion of $1,782,710 of convertible note payable, net of unamortized discounts (Note 11) and accrued interest of $28,360. (Note 11).

Common stock issued for consulting services

-Marketing service agreement with TraDigital Marketing Group

In May 2024, the Company signed a marketing agreement (the “Marketing Agreement”) with TraDigital Marketing Group (“TraDigital”) to engage in consulting services for investor relations and digital marketing. The services are to be provided over three days, commencing on or after May 5, 2024. Pursuant to the Marketing Agreement, the Company agreed to pay $120,000 in cash and to issue 400 shares of the Company’s common stock with fair value of $205 per share to TraDigital in exchange for its consulting services.

Common stock issued from the November 2023 Offering, net of issuance costs

On November 30, 2023, The Company had closed the November 2023 Offering of 7,433 shares of common stock, at a public offering price of $350 per share, and 4,000 Pre-Funded Warrants, each with the right to purchase one Common Stock, at a public offering price of $350 per Pre-Funded Warrant. The Company received net proceeds from November 2023 Offering of approximately $3.5 million, net of underwriting discounts and commissions and fees, other offering expenses amounted to approximately $0.5 million.

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

As of March 31, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager. For the nine months ended March 31, 2025, the Company received an aggregated net proceed of $2,457,39, net of broker fee from issuance of 31,668 shares of common stock which sell through or to the Manager.

Common stock issued under Share Purchase Agreement

On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 the Company’s common stock, par value $0.00001 (the “Commitment Amount”), during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025.

In consideration for Alumni Capital’s execution and performance under the Purchase Agreement, the Company issued to Alumni Capital a purchase warrant dated October 10, 2024 (the “Purchase Warrant”), with a term of three (3) years, to purchase a number of shares of common stock equal to ten percent (10%) of the Commitment Amount divided by the applicable exercise price of the Purchase Warrant. The exercise price per share is determined as follows: (i) for the first $600,000 worth of shares exercised, the exercise price (the “First Exercise Price”) will be calculated by dividing $5,000,000 by the total number of outstanding shares of the Company’s common stock as of the applicable exercise date, and the number of shares issuable will equal $600,000 divided by the First Exercise Price; and (ii) for the remaining $4,400,000 worth of shares exercised, the exercise price (the “Second Exercise Price”) will be calculated by dividing $8,500,000 by the total number of outstanding shares of the Company’s common stock as of the applicable exercise date, and the number of shares issuable will equal $4,400,000 divided by the Second Exercise Price.

As of March 31, 2025, Alumni Capital had purchased approximately $7.5 million worth of the Company’s common stock, totaling 864,180 shares. Of this amount, the Company had received approximately $6.7 million in aggregate proceeds, with the remaining approximately $0.8 million recorded as a subscription receivable, presented as a contra-equity account. As of the date of the issuance of these unaudited condensed financial statements, the Company had collected the full approximately $0.8 million subscription receivable.

Common stock issued under Subscription Agreement

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) in exchange for 71,333 shares of the Company’s common stock (the “Offered Shares”), with a par value of $0.00001 per share, at a negotiated purchase price of $16.5 per share (the “Offering”). As of March 31, 2025, the Company had issued all 71,333 shares to the Investors for total consideration of $1,177,000.

Common stock issued for acquiring intangible assets

- AI Lab Martech Sdn. Bhd.

On October 12, 2023, the Company, and AI Lab Martech Sdn. Bhd. (the “Licensor”) entered into a License and Service Agreement (the “License Agreement”), in which the Licensor shall provide a non-exclusive, non-transferable, royalty-free license to use and operate an AI software solutions (the “AI Software”) in exchange for the issuance of $563,000 worth of common stock of the Company, or 841 shares valued at $670 per share. The License Agreement is for a period of 12 months.

- VT Smart Venture Sdn Bhd

On December 19, 2023, the Company and VT Smart Venture Sdn Bhd (the “Developer”), a company that is in the business of, among other things, technology services, entered into a Software Development Agreement (the “Agreement”), in which the Developer shall provide application, services and turnkey solutions on software development in various aspects, including customization, software design layout, creative media platform development, artificial embedded and artificial intelligence related media platform and design in exchange for $1,000,000 worth of common stock, par value $0.00001 per share, of the Company, or 2,857 shares valued at $350 per share. The Agreement is for a period of one month.

- Myviko Holding Sdn. Bhd

On March 12, 2024, the Company and Myviko Holding Sdn. Bhd. (the “Seller”) entered into a Software Purchase Agreement (the “Purchase Agreement”), in which the Seller agreed to transfer all rights, title and interest to the Company, including without limitation, all computer software and its source code and software licenses in exchange for the issuance of $1,000,000 worth of common stock, par value $0.00001 per share, of the Company. Pursuant to the Purchase Agreement, the Shares will be issued within 5 business days from the effective date of the Purchase Agreement and will be restricted securities and not be listed on any exchange. On March 12, 2024, the Company has issued 3,968 shares of the Company’s common stock to the Seller value at $252 per share.

- MYUP Solution Sdn Bhd

On April 8, 2024, The Company and MYUP Solution Sdn Bhd (the “Seller 2”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Purchase Agreement 2”), in which the Seller 2 agreed to sell to the Company a certain software application in exchange for $495,500 worth of common stock, par value $0.00001 per share, of the Company, or 2,521 shares valued at $197 per share. On April 8, 2024, the Company has issued 2,521 shares of the Company’s common stock to the Seller 2.

- Falcon Gateway Sdn Bhd

On May 27, 2024, the Company and Falcon Gateway Sdn Bhd (the “Seller 3”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Purchase Agreement 3”), in which the Seller agreed to sell to the Company a certain software application in exchange for $495,000 worth of common stock, par value $0.00001 per share, of the Company, or 2,519 shares valued at $197 per share. On May 6, 2024, the Company has issued 2,519 shares of the Company’s common stock to the Seller 3.

- Credilab Sdn. Bhd. Bhd (“CLSB”)

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

The Company has sole discretion to choose whether to make the payment in cash and/or the equivalent value in the Company’s common stock. On September 20, 2024, the Company issued 40,000 shares of its common stock equivalent to $1,380,000 to CLSB for software development. Upon completion of the software development, the Company will make the remaining payment of $620,000 in cash and/ or the equivalent value in the Company’s common stock. As of March 31, 2025, the Company has offset $470,667 of the Collaboration deposits balance to CLSB against the remaining payment, with the remaining balance of $149,333 to be settled in cash and/or the equivalent value in the Company’s common stock.

- Octagram Investment Limited

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On March 25, 2025, the Company and OCTA amended the Partnership Agreement to increase the total service fee to $6,500,000, to be settled by issuing shares of the Company at a price equal to the volume-weighted average price (VWAP) over the thirty (30) trading days immediately preceding the payment date, or such other price as may be mutually agreed. As of March 31, 2025, the Company had issued 149,230 shares of its common stock to OCTA at a weighted average price of $28.30 per share.

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

On March 28, 2025, the Company and VGallant amended the Agreement to clarify the payment structure and to reflect the valuation of shares more accurately. Under the amended terms, the Company has sole discretion to settle the service fees in cash and/or through the issuance of shares. The fees are to be paid in two tranches: (i) a down payment of $8,000,000 upon execution of the Agreement, and (ii) the remaining $8,000,000 in twelve equal monthly installments commencing January 31, 2025. If paid in shares, the number of shares issued shall be based on the volume-weighted average price (VWAP) of the Company’s shares over the thirty (30) trading days immediately preceding the payment date or as otherwise mutually agreed. As of March 31, 2025, the Company had issued 430,456 shares of its common stock to V Gallant at a weighted average price of $25.89 per share.

Common stock issued to related parties for debts cancellation

On October 30, 2023, the Company issued a total of 519 restricted shares of common stock to the Company’s Chief Executive Officer, Chong Chan “Sam” Teo, and shareholder, Kok Pin “Darren” Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562 in aggregate indebtedness owed to the Creditors.

Capital Contribution

In February 2024, the Company’s Chief Executive Officer, Chong Chan “Sam” Teo, made a capital contribution of $16,348 in addition to the debt cancellation, as further consideration for the common stock issued to him in October 2023.

Warrants

- Issuance of warrants - non- employee stock compensation

Pertain to above mentioned Agreement with the Consultant, on August 15, 2022, the Company also issued 300,000 warrants to the Consultant or its designees exercisable for a period of five years at $14,000 per share upon completion of the Company’s Offering. Meanwhile, on the same date, the Consultant had exercised all of its warrants on cashless basis and received 45 shares of the Company’s common stock.

The fair value of the warrants which was determined by using the Black Scholes model using the following assumptions: (1) expected volatility of 49.0%, (2) risk-free interest rate of 0.89%, (3) expected life of 5.0 years, (4) exercise price of $14,000 and (5) estimated market price of $19,180 on July 1, 2020, the date of which the consulting agreement was entered. Based on above assumption, the fair value of the warrants were estimated to be $856,170.

- Issuance of the Pre-Funded Warrants

On November 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement 2”) with EF Hutton LLC as the underwriter, relating to the November 2023 Offering of (i) 7,432 shares of common stock, at a public offering price of $350 per share, and (ii) 4,000 Pre-Funded Warrants, each with the right to purchase one share of Common Stock, at a public offering price of $350 per Pre-Funded Warrant. The Pre-Funded Warrants became exercisable immediately upon issuance, at an exercise price of $0.35 or through cashless option.

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

- Exercise of the Pre-Funded Warrants

In December 2023 and January 2024, the holder of Pre-Funded Warrants have collectively exercised 4,000 the Pre-Funded Warrants into 4,000 shares of the Company’s common stock at an exercise price of $0.35 per share.

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

As of March 31, 2025, Alumni Capital had purchased approximately $7.5 million worth of the Company’s common stock, totaling 864,180 shares. Of this amount, the Company had grant Alumni Capital with a purchase warrant to purchase up to 232,698 share of the Company’s common stock (as adjusted, and subject to further adjustment), with an exercise price of $3.07 per share (as adjusted, and subject to further adjustment), to be expired on October 10, 2027. Both the exercise price and the number of shares issuable upon exercise of the warrant (as adjusted, and subject to further adjustment) are determined based on the contractual arrangement described above, whereby the exercise price is calculated using a fixed valuation of $5,000,000 divided by the number of outstanding shares at the time of exercise. The Purchase Warrants are being classified as liability instrument in accordance with ASC 480 as the Company will be issuing a variable number of shares upon exercised by the holders of the Purchase Warrants, and at inception, the obligation’s monetary value is based solely on a fixed monetary amount of $5,000,000 known at inception.

The Company records the fair value of the Purchase Warrants as a derivative liabilities at inception and recognized the changes in the values of these instruments in the unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”. For the three and nine months ended March 31, 2025, the change in fair value of derivative liabilities amounted to $1,502,907.

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.2% to 170.5%, (2) risk-free interest rate of 3.89% to 4.37%, (3) expected life of 2.53 years to 2.77 years, (4) exercise price of $3 to $5 and (5) stock price of $4.0 to $19.5 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants were estimated to be $2,213,161.

The fair value of the warrants issued to Alumni Capital which was determined on March 31, 2025 by using the Black Scholes model using the following assumptions: (1) expected volatility of 161.2%, (2) risk-free interest rate of 3.89%, (3) expected life of 2.53 years, (4) exercise price of $3 and (5) stock price of $4 on March 31, 2025. Based on above assumption, the fair value of the warrants were estimated to be $431,403.

Warrants outstanding as of March 31, 2025 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2023	28	$17,857	4.1
Granted	4,000	0.35	-
Exercised	(4,000)	-	-
Outstanding at June 30, 2024	28	$17,857	3.1
Granted	139,943	$5.37	2.7
Adjustment*	3,938	$(0.15)
Exercised	-	-	-
Outstanding at March 31, 2025 (unaudited)	143,909	$8.69	2.5

*	Adjustment reflects the change in the number of shares issuable under the Purchase Warrant issued to Alumni Capital due to the contractual pricing mechanism based on outstanding shares. Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the warrants will be adjusted proportionally

Employee stock compensation

In June 2024, the Company executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. For the three and nine months ended March 31, 2025, the Company recognized $70,000 and $210,000 in stock-based compensation expense attributable to the Employment Agreement, respectively in general and administrative expense. As of March 31, 2024, 8,236 shares of the Company’s common stock had been issued to the executive officers in settlement of the vested stock compensation.

Note 15 – Income taxes

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$1,368,933	$(1,291,148)	$362,733	$(3,748,688)
- Foreign – Malaysia	(108,968)	(422,167)	(264,976)	(1,275,001)
Income (loss) before income tax	$1,259,965	$(1,713,315)	$97,757	$(5,023,689)

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of March 31, 2025, the operations in the United States of America incurred $9,590,229 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2023. The deferred tax valuation allowance as of March 31, 2025 and June 30, 2024 were $2,013,948 and $1,751,481, respectively.

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

For the three and nine months ended March 31, 2025 and 2024, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

ZCITY, Foodlink, Morgan, and AY Food are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of March 31, 2025, the operations in the Malaysia incurred $22,298,975 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of March 31, 2025, and June 30, 2024 were $5,351,754 and $5,288,159, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of March 31, 2025	As of June 30, 2024
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$2,013,948	$1,751,481
Net operating loss carry forwards in Malaysia	5,351,754	5,288,159
Allowance for credit losses	75,131	51,157
Unrealized holding loss on marketable securities	209,486	173,957
Change in fair value of derivative liabilities	(374,169)	-
Amortization of debt discount	156,403	156,403
Less: valuation allowance*	(7,432,553)	(7,421,157)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $69,954 and $1,665,893 for the nine months ended March 31, 2025 and 2024, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2025 and June 30, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the nine months ended March 31, 2024 and 2023.

Note 16 – Concentrations of risks

(a)	Major customers

For the three months ended March 31, 2025, one customer accounted for approximately 90.4% of the Company’s total revenues. For the three months ended March 31, 2024, no customer accounted for more than 10% of the Company’s total revenues.

For the nine months ended March 31, 2025, two customers accounted for approximately 51.3% and 25.2% of the Company’s total revenues. For the nine months ended March 31, 2024, no customer accounted for more than 10% of the Company’s total revenues.

As of March 31, 2025, one customer account for approximately 86.7% of the total balance of accounts receivable. As of June 30, 2024, three customers account for approximately 65.3%, 19.3%, and 15.4% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the three months ended March 31, 2025, two vendors accounted for approximately 72.2% and 27.8% of the Company’s total purchases. For the three months ended March 31, 2024, two vendors accounted for approximately 58.0% and 31.1% of the Company’s total purchases.

For the nine months ended March 31, 2025, three vendors accounted for approximately 45.5%, 33.5% and 19.6% of the Company’s total purchases. For the nine months ended March 31, 2024, two vendors accounted for approximately 49.6% and 43.4% of the Company’s total purchases.

As of March 31, 2025, two vendors accounted for approximately 75.6% and 12.1% of the total balance of accounts payable. As of June 30, 2024, two vendors accounted for approximately 85.1%, and 11.6% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2025 and June 30, 2024, $281,027 and $198,952 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $0 and $85,308 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable and other receivables. The Company believes the concentration of credit risk in its accounts receivable and other receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an provision for estimated credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Note 17 – Leases

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. The Company’s office lease was classified as operating leases. On March 31, 2025, the Company’s office lease was expired, and no extension was executed. The lease generally do not contain options to extend at the time of expiration.

Lease expense for the three months ended March 31, 2025 and 2024 were $0, and $10,795, respectively. Lease expense for the nine months ended March 31, 2025 and 2024 were $18,550, and $20,332, respectively.

Note 18 – Segment information

The Company’s operating segments have been identified based on the way management organizes the business by the nature of services provided to customers and how the Chief Operating Decision Maker (“CODM”) manages the business and allocates resources. The CODM for the Company is its Chief Executive Officer. The Company has two reportable segments: (i) payment processing and e-commerce operation in its ZCITY platform, and (ii) customized software development service.

The accounting policies applied to each segment are consistent with those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations before income taxes. Intersegment sales and transfers are accounted for as if the transactions were made with third parties, using current market prices.

The Company’s reportable segments represent strategic business units that offer different products and services and are managed separately due to their distinct operational and marketing requirements.

The following tables summarize the Company’s segment information for the three months ended March 31, 2025 and 2024 and for the nine months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025
	ZCITY Platform	Customized Software development service	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers	$63,915	$602,606	$666,521

Less:
Cost of revenue	46,346	133,892	180,238
Segment gross profit	$17,569	$468,714	486,283

Less:
Advertising	2,894	-	2,894
Payment transaction fee	2,575	-	2,575
Other marketing expense	2,496	-	2,496
Salaries	80,155	-	80,155
Depreciation and amortization	69,125	115,467	184,592
Office expense	1,774	2,964	4,738
Research and development	5,343	-	5,343
Unrealized holding loss on marketable securities	501,848	-	501,848
Interest expense	230	385	615
Segment (loss) income	(648,871)	349,898	(298,973)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			58,174
D&O insurance			11,329
Stock based compensation			70,000
Other corporate expenses			83,317
Change in fair value of derivative liabilities			(1,781,758)
Net income loss before income taxes			$1,259,965

	For the Three Months Ended March 31, 2024
	ZCITY Platform	Customized Software development service	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers	$1,596,129	$-	$1,596,129

Less:
Cost of revenue	1,379,123	-	1,379,123
Segment gross profit	217,006	-	217,006

Less:
Advertising	231,915	-	231,915
Payment transaction fee	28,047	-	28,047
Other marketing expense	32,291	-	32,291
Salaries	366,815	-	366,815
Depreciation and amortization	236,277	-	236,277
Office expense	44,774	-	44,774
Research and development	181,502	-	181,502
Unrealized holding loss on marketable securities	346,705	-	346,705
Interest expense	2,572	-	2,572
Segment loss	$(1,253,892)	$-	(1,253,892)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			297,625
D&O insurance			58,048
Other corporate expenses			103,750
Net loss before income taxes			$(1,713,315)

	For the Nine Months Ended March 31, 2025
	ZCITY Platform	Customized Software development service	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers	$573,184	$602,606	$1,175,790

Less:
Cost of revenue	159,492	133,892	293,384
Segment gross profit	$413,692	$468,714	882,406

Less:
Advertising	97,597	-	97,597
Payment transaction fee	16,347	-	16,347
Other marketing expense	11,437	-	11,437
Salaries	451,877	-	451,877
Depreciation and amortization	617,510	115,467	732,977
Office expense	41,662	2,964	44,626
Research and development	85,688	-	85,688
Unrealized holding loss on marketable securities	169,183	-	169,183
Interest expense	2,598	385	2,983
Segment loss	(1,080,207)	349,898	(730,309)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			547,748
D&O insurance			48,368
Stock based compensation			210,000
Other corporate expenses			147,575
Change in fair value of derivative liabilities			(1,781,758)
Net loss before income taxes			$97,757

	For the Nine Months Ended March 31, 2024
	ZCITY Platform	Customized Software development service	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers	$21,773,829	$-	$21,773,829

Less:
Cost of revenue	21,048,586	-	21,048,586
Segment gross profit	$725,243	$-	725,243

Less:
Advertising	1,148,729	-	1,148,729
Payment transaction fee	295,582	-	295,582
Other marketing expense	120,585	-	120,285
Salaries	1,056,755	-	1,056,755
Depreciation and amortization	451,803	-	451,803
Office expense	345,897	-	345,897
Research and development	402,130	-	402,130
Unrealized holding loss on marketable securities	699,140	-	699,140
Interest expense	72,014	-	72,014
Segment loss	(3,867,092)	-	(3,867,092)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			985,841
D&O insurance			213,673
Other corporate expenses			273,930
Other (income) from software developing service, net of cost			(675,131)
Amortization of debt discount			358,284
Net loss before income taxes			$(5,023,689)

Other Significant Items:

	For the Three Months Ended March 31, 2025
	ZCITY Platform	Customized Software development service	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Interest expense	$230	$385	$615
Depreciation and amortization	$69,125	$115,467	$184,592
Capital expenditure	$1,801	$-	$1,801

	For the Three Months Ended March 31, 2024
	ZCITY Platform	Customized Software development service	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Interest expense	$2,572	$-	$2,572
Depreciation and amortization	$236,277	$-	$236,277
Capital expenditure	$578	$-	$578

	For the Nine Months Ended March 31, 2025
	ZCITY Platform	Customized Software development service	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Interest expense	$2,598	$385	$2,983
Depreciation and amortization	$617,510	$115,467	$732,977
Capital expenditure	$4,547	$-	$4,547

	For the Nine Months Ended March 31, 2024
	ZCITY Platform	Customized Software development service	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Interest expense	$72,014	$-	$72,014
Depreciation and amortization	$451,803	$-	$451,803
Capital expenditure	$15,029	$-	$15,029

As of March 31, 2025, the Company’s total assets were comprised of $29,832,481 for ZCITY Platform, $585,000 for Customized Software Development.

As of June 30, 2024, the Company’s total assets were comprised of $4,278,585 for ZCITY Platform.

Note 19 – Commitments and contingencies

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

20 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2025 up through May 15, 2025, the date the Company issued these unaudited condensed consolidated financial statements.

On April 7, 2025, the Company effected a 1:50 reverse stock split of its shares of common stock. Upon execution of the 1-for-50 reverse stock split, the Company recognized additional 43 shares of common stock due to round up issue.

In connection with the employee stock compensation from Employment agreement. Additional 4,763 shares of the Company’s common stock had been issued to the executive officers in settlement of the vested stock compensation subsequent to March 31, 2025 up through May 15, 2025.

In connection with the Purchase Agreement with Alumni Capital, Alumni Capital had purchased additional 1,022,000 shares of the Company’s common stock for an aggregate gross proceed of $2,297,305 subsequent to March 31, 2025 up through May 15, 2025.

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

-Customized Software development service

During the fiscal year, the Company initiated a new revenue stream in the ordinary course of business by offering customized software development services, primarily targeting enterprise clients. As of January 2025, we have entered into a new service partnership with Reveillon Group Limited to design, develop, and implement a comprehensive digital system. This initiative involves the creation of integrated modules focused on improving administrative processes, data analysis, and user engagement. The system is being built with scalability, customization, and long-term performance in mind, ensuring it meets evolving business needs. This collaboration underscores our ongoing commitment to delivering robust and adaptable digital solutions across various industries. The project is scheduled for completion within 12 months of the agreement’s start date.

Recent Development

- Reverse Stock Splits

On February 27, 2024, we effected a 1:70 reverse stock split of its shares of common stock. Upon execution of the 1-for-70 reverse stock split (“February 2024 split”). On April 7, 2025, the Company effected a 1:50 reverse stock split of its shares of common stock (“April 2025 split”).

We believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively stated to reflect the effect of the February 2024 Split and April 2025 Split.

- Financing Development

On November 30, 2023, we closed our underwritten public offering (the “November 2023 Offering”) of (i) 7,433 shares of common stock, at a public offering price of $350 per share of Common Stock and (ii) 4000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase one of Common Stock, at a public offering price of $350 per Pre-Funded Warrant. Upon closing of the November 2023 Offering, we received aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts and commission, and non-accountable expense.

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of March 31, 2025, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025 . Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of March 31, 2025, Alumni Capital has purchased approximately $7.5 million worth of the Company’s common stock, totaling 864,180 shares. The Company has received approximately $6.7 million in net proceeds as of March 31, 2025, with the remaining balance received in April 2025 .

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into us for 71,333 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $16.5 (the “Offering”). As of March 31, 2025, the Company has issued 71,333 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as March 31, 2025, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of March 31, 2025, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2024	2024	2024	2024	2025
Number of new registered user (1)	12,405	4,934	3,293	2,016	1,467
Number of active users (2)	41,458	26,819	25,216	21,734	10,647
Number of new participating merchants	-	-	-	-	-

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2024	2024	2024	2024	2025
Accumulated registered users	2,696,255	2,701,189	2,704,482	2,706,498	2,707,965
Accumulated Participating merchants	2,027	2,027	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of March 31, 2025. As of March 31, 2025, we recorded 2,707,965 registered users and 10,647 active users on the ZCITY platform. On average, our registered user base has grown by approximately 0.2% over the past five quarters, while our active user numbers have experienced an average decrease of 35.9%.

The decline in growth of registered users and active users over the past five quarters, as of March 31, 2025, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of March 31, 2025 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
January 1, 2024	March 31, 2024	2,696,555	41,458	1.5%
April 1, 2024	June 30, 2024	2,701,189	26,819	1.0%
July 1, 2024	September 30, 2024	2,704,482	25,216	0.9%
October 1, 2024	December 31, 2024	2,706,498	21,734	0.1%
January 1, 2025	March 31, 2025	2,707,965	10,647	0.4%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of March 31, 2025 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
January 1, 2024	March 31, 2024	41,458	12,705	28,753	81.7%	18.3%
April 1, 2024	June 30, 2024	26,819	4,634	22,185	46.5%	53.5%
July 1, 2024	September 30, 2024	25,216	3,293	21,923	18.3%	81.7%
October 1, 2024	December 30,2024	21,734	2,016	19,718	21.8%	78.2%
January 1, 2024	March 31, 2025	10,647	1,467	9,180	57.8%	42.2%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended March 31, 2025 and 2024

Revenue

Our breakdown of revenues by categories for the three months ended March 31, 2025 and 2024, respectively, is summarized below:

	For the Three Months Ended March 31,				Change
	2025	%	2024	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$28,594	4.3%	$1,455,201	91.2%	(98.0)%
Transaction revenue	35,321	5.3%	13,666	0.8%	158.5%
Member subscription revenue	-	-%	84,235	5.3%	(100.0)%
Sublicence revenue	-	-%	43,027	2.7%	(100.0)%
Customized software development service	602,606	90.4%	-	-%
Total revenues	$666,521	100.0%	$1,596,129	100.0%	(58.2)%

Total revenues decreased by approximately $1.5 million or 58.2% to approximately $0.6 million for the three months ended March 31, 2025 from approximately $1.6 million for the three months ended March 31, 2024. The decrease was mainly attributable to the decrease in product and loyalty program revenue offset by increase in revenue from customized software development service .

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our subsidiaries, Morgan and AY Food, despite they were disposed in May 2024. The product and loyalty program revenue decrease by approximately $1.4 million or 98.0% to approximately $29,000 for the three months ended March 31, 2025 from approximately $1.5 million for the same period in 2024. The decline in revenue was primarily driven by the company’s strategic decision to streamline its product line, with a particular focus on eliminating lower-margin products, mainly e-vouchers. In addition, the decrease was attributable our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

Transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales and service transactions, as well as for payment services facilitated between merchants and their customers online. Our transaction revenue increased by 158.5%, reaching approximately $35,000 for the three months ended March 31, 2025, compared to approximately $13,666 for the same period in 2024. This growth was driven by our recent partnership with Credilab Sdn. Bhd. (“CLSB”), a third-party credit services provider. Through this partnership, we introduced our portfolio clients from ZCITY to CLSB’s credit service platform. In return, CLSB agreed to pay us a transaction fee upon successful transactions and share 50% of the revenue derived from these Portfolio Clients.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the three months ended March 31, 2025, member subscription revenue decreased by 100.0% to approximately $0, from approximately $0.1 million for the same period in 2024. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program . As of March 31, 2025 and 2024, we had 27,620 and 28,927 customers who subscribed to our Zmember program, respectively.

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

Customized software development services

During the fiscal year, the Company initiated a new revenue stream in the ordinary course of business by offering customized software development services, primarily targeting enterprise clients. As of January 2025, we have entered into a new service partnership with Reveillon Group Limited to design, develop, and implement a comprehensive digital system. This initiative involves the creation of integrated modules focused on improving administrative processes, data analysis, and user engagement. The system is being built with scalability, customization, and long-term performance in mind, ensuring it meets evolving business needs. This collaboration underscores our ongoing commitment to delivering robust and adaptable digital solutions across various industries. The project is scheduled for completion within 12 months of the agreement’s start date

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended March 31, 2025, and 2024, respectively, is summarized below:

	For the Three Months Ended March 31,		Change
	2025	2024	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$46,346	$1,321,757	(96.5)%
Sublicense revenue	-	57,366	(100.0)%
Customized software development service	133,892	-	100.0%
Total cost of revenue	$180,238	$1,379,123	(86.9)%

Cost of revenue primarily consists of purchases of gift cards or “E-voucher” PIN codes, healthcare products, and food and beverage products, which are directly attributable to our product revenue. It also includes monthly license payments made to our licensor to maintain our right to use the Trademark, which supports our sublicense revenue. In addition, cost of revenue includes both in-house labor and outsourced labor costs related to customized software development services. Total cost of revenue decreased by approximately $1.4 million, or 86.9%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was consistent with the decline in our revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit (loss)	$(17,752)	$133,444	$(151,196)	(113.3)%
Gross margin	(62.1)%	9.2%	(71.3)%

Transaction revenue
Gross profit	$35,321	$13,666	$21,665	158.5%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$-	$84,235	$(84,235)	(100.0)%
Gross margin	-%	100.0%	(100)%

Sublicense revenue
Gross (loss) profit	$-	$(14,339)	$14,339	(100.0)%
Gross margin	-%	(33.3)%	33.3%

Customized software development service revenue
Gross (loss) profit	$468,714	$-	$468,714	100.0%
Gross margin	77.8%	-%	77.8%

Total
Gross profit	$486,283	$217,006	$269,277	124.1%
Gross margin	73.0%	13.6%	59.4%

Our gross profit for the three months ended March 31, 2025, amounted to approximately $0.5 million as compared to approximately $0.2 million for the same period in 2024, reflecting an increase of approximately $0.3 million or 124.1%. Our gross margin improved from 13.6% for the three months ended March 31, 2024 to 73.0% for the same period in 2025, representing an enhancement of 59.4% in our gross margin percentage.

The increase in gross profit and gross profit margin for the three months ended March 31, 2025, was primarily attributable to our engagement in a customized software development project during the period, which generated approximately $0.5 million in gross profit. This project carried a relatively high gross profit margin of approximately 77.8%, which boosted our overall gross profit margin for the three months ended March 31, 2025.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $8,000 and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of approximately $0.3 million or 97.1%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $0.3 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended March 31, 2025 and 2024, we incurred approximately $3,000 and approximately $49,000, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $0.4 and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of approximately $0.7 million or 59.9%. The decrease was primarily attributed to decrease salary expenses of approximately $0.3 million and decrease of professional fee of approximately $0.4 million to promote our operation effectiveness.

Research and development expenses

Research and development expense amounted to approximately $5,000 and $182,000 for the three months ended March 31, 2025 and 2024, representing 97.1% decrease as we incurred less spending in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to $70,000 and $0 for the three months ended March 31, 2025, and 2024, respectively. The stock-based compensation incurred for the three months ended March 31, 2025, was related to compensation paid to our executive officer as part of their compensation plan and third party for professional service.

Other income (expense), net

Other income, net, amounted to approximately $1.3 million for the three months ended March 31, 2025, while other expense, net amounted to approximately $0.3 million for the same period ended March 31, 2024, representing a change of approximately $1.4 million which was primarily attributable to increase in gain from change in fair value of derivative liabilities of approximately $1.7 million, offset by increase in unrealized loss of approximately $0.2 million from marketable securities we received as service consideration in exchange for development of an artificial intelligence powered travel platform.

Provision for income taxes

Provision for income taxes amounted to $0 for the three months ended March 31, 2025 and 2024. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended March 31, 2025 and 2024, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net income (loss)

We generated net income of approximately $1.3 million for the three months ended March 31, 2025, compared to incurring a net loss of approximately $1.7 million for the three months ended March 31, 2024, representing a change of approximately $3.0 million. The change was primarily attributable to the factors discussed above.

For the nine months ended March 31, 2025 and 2024

Revenue

Our breakdown of revenues by categories for the nine months ended March 31, 2025 and 2024, respectively, is summarized below:

	For the Nine Months Ended March 31,				Change
	2025	%	2024	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$378,598	32.2%	$21,159,190	97.2%	(98.2)%
Transaction revenue	106,879	9.1%	49,741	0.2%	114.9%
Member subscription revenue	87,707	7.5%	405,659	1.9%	(78.4)%
Sublicence revenue	-	-%	159,239	0.7%	(100.0)%
Customized software development service revenue	602,605	51.3%	-	-%	100.0%
Total revenues	$1,175,790	100.0%	$21,773,829	100.0%	100.0%

Total revenues decreased by approximately $20.6 million or 94.6% to approximately $1.2 million for the nine months ended March 31, 2025 from approximately $21.8 million for the nine months ended March 31, 2024. The decrease was mainly attributable to the decrease in product and loyalty program revenue, offset by increase in customized software development service revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our subsidiaries, Morgan and AY Food, despite they were disposed in May 2024. The product and loyalty program revenue decrease by approximately $20.8 million or 98.2% to approximately $0.4 million for the nine months ended March 31, 2025 from approximately $21.1 million for the same period in 2024. The decline in revenue was primarily driven by the company’s strategic decision to streamline its product line, with a particular focus on eliminating lower-margin products, mainly e-vouchers. In addition, the decrease was attributable our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

Transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales and service transactions, as well as for payment services facilitated between merchants and their customers online. Our transaction revenue increased by 114.9%, to approximately $107,000 for the nine months ended March 31, 2025, compared to approximately $50,000 for the same period in 2024. The increase was driven by our recent partnership with Credilab Sdn. Bhd. (“CLSB”), a third-party credit services provider. Through this partnership, we introduced our portfolio clients from ZCITY to CLSB’s credit service platform. In return, CLSB agreed to pay us a transaction fee upon successful transactions and share 50% of the revenue derived from these Portfolio Clients.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the nine months ended March 31, 2025, member subscription revenue decreased by 78.4% to approximately $88,000, from approximately $0.4 million for the same period in 2024. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program. As of March 31, 2025 and 2024, we had 27,620 and 28,927 customers who subscribed to our Zmember program, respectively.

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

Customized software development services

During the fiscal year, the Company initiated a new revenue stream in the ordinary course of business by offering customized software development services, primarily targeting enterprise clients. As of January 2025, we have entered into a new service partnership with Reveillon Group Limited to design, develop, and implement a comprehensive digital system. This initiative involves the creation of integrated modules focused on improving administrative processes, data analysis, and user engagement. The system is being built with scalability, customization, and long-term performance in mind, ensuring it meets evolving business needs. This collaboration underscores our ongoing commitment to delivering robust and adaptable digital solutions across various industries. The project is scheduled for completion within 12 months of the agreement’s start date

Cost of revenue

Our breakdown of cost of revenue by categories for the nine months ended March 31, 2025 and 2024, respectively, is summarized below:

	For the Nine Months Ended March 31,		Change
	2025	2024	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$159,492	$20,873,905	(99.2)%
Sublicense revenue	-	174,681	(100.0)%
Customized software development service revenue	133,892	-	100.0%
Total cost of revenue	$293,384	$21,048,586	(94.6)%

Cost of revenue primarily consists of purchases of gift cards or “E-voucher” PIN codes, healthcare products, and food and beverage products, which are directly attributable to our product revenue. It also includes monthly license payments made to our licensor to maintain our right to use the Trademark, which supports our sublicense revenue. In addition, cost of revenue includes both in-house labor and outsourced labor costs related to customized software development services. Total cost of revenue decreased by approximately $20.9 million or 94.6% for the nine months ended March 31, 2025 compared with the same period in 2024. The decrease was in line with our decrease in revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Nine months Ended March 31, 2025	For the Nine months Ended March 31, 2024	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$219,106	$285,285	$(66,179)	(23.2)%
Gross margin	57.9%	1.3%	56.5%

Transaction revenue
Gross profit	$106,879	$49,741	$57,138	114.9%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$87,707	$405,659	$(317,952)	(78.4)%
Gross margin	100.0%	100.0%	-%

Sublicense revenue
Gross loss	$-	$(15,442)	$15,442	(100.0)%
Gross loss margin	-%	(9.7)%	9.7%

Customized software development service revenue
Gross loss	$468,714	$-	$468,714	100.0%
Gross loss margin	77.8%	-%	77.8%

Total
Gross profit	$882,406	$725,243	$157,163)	21.7%
Gross margin	75.0%	3.3%	71.7%

Our gross profit for the nine months ended March 31, 2025, amounted to approximately $0.9 million as compared to approximately $0.7 million for the same period in 2024, reflecting an increase of approximately $0.2 million or 21.7%. Our gross margin improved from 3.3% for the nine months ended March 31, 2024 to 75.0% for the same period in 2025, representing an enhancement of 71.7 % in our gross margin percentage.

The increase in gross profit and gross profit margin for the three months ended March 31, 2025, was primarily attributable to our engagement in a customized software development project during the period, which generated approximately $0.5 million in gross profit and carried a relatively high gross profit margin of approximately 77.8%, thereby boosting our overall gross profit margin. In addition, the increase was also driven by strategic measures implemented during the nine months ended March 31, 2025, including the streamlining of our product offerings by eliminating lower-margin products and reducing spending on customer rewards within our ZCITY platform. These actions resulted in a decrease in deferred revenue and contributed to higher gross margins from product and loyalty program revenue for the three months ended March 31, 2025.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $0.1 million and $1.6 million for the nine months ended March 31, 2025 and 2024, respectively, representing a decrease of approximately $1.5 million or 92.0%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $1.4 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the nine months ended March 31, 2025 and 2024, we incurred approximately $33,000 and $0.4 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $2.0 million and $3.1 million for the nine months ended March 31, 2025 and 2024, respectively, representing a decrease of approximately $1.2 million or 35.9%. The decrease was primarily attributed to decrease salary expenses of approximately $0.6 million and decrease of professional fee of approximately $0.6 million to promote our operation effectiveness.

Research and development expenses

Research and development expense amounted to approximately $86,000 and $0.4 million for the nine months ended March 31, 2025 and 2024, representing 78.7% decrease as we incurred less spending in mobile application or website development.

Stock-based compensation expenses

Stock-based compensation expenses amounted to $210,000 and $0 for the nine months ended March 31, 2025, and 2024, respectively. The stock-based compensation incurred for the nine months ended March 31, 2024, was related to compensation paid to our executive officer as part of their compensation plan and third party for professional service.

Other income (expense), net

Other income, net, amounted to approximately $1.6 million for the nine months ended March 31, 2025, while other expense, net amounted to approximately $0.6 million for the same period ended March 31, 2024, representing a change of approximately $2.0 million which was primarily attributable to increase in gain from change in fair value of derivative liabilities of approximately $1.7 million, and decrease in unrealized loss of approximately $0.5 from marketable securities we received as service consideration in exchange for development of an artificial intelligence powered travel platform, offset by decrease of other income from software developing service, net of cost of approximately $0.7 million as we did not recognized such income for the nine months ended March 31, 2025.

Provision for income taxes

Provision for income taxes amounted to approximately $21,000 for the nine months ended March 31, 2025 and 2024, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the nine months ended March 31, 2025 and 2024, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

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

As of March 31, 2025 and June 30, 2024, we had approximately $0.3 million and $0.2 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On November 30, 2023, we closed our November 2023 Offering of (i) 7,433 shares of common stock, at a public offering price of $350 per share of Common Stock and (ii) 4000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase one of Common Stock, at a public offering price of $350 per Pre-Funded Warrant. Upon closing of the November 2023 Offering, we received aggregate net proceed of approximately $3.5 million, after deducting underwriting discounts and commission, and non-accountable expense.

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of March 31, 2025, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of March 31, 2025, Alumni Capital has purchased approximately $7.5 million worth of the Company’s common stock, totaling 864,180 shares. The Company has received approximately $6.7 million in net proceeds as of March 31, 2025, with the remaining balance received in April 2025.

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into us for 71,333 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $16.5 (the “Offering”). As of March 31, 2025, the Company has issued 71,333 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

Despite receiving the proceeds from various offerings, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

●	Financial support and credit guarantee commitments from our related parties.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the nine months ended March 31, 2025 and 2024:

	For the Nine Months Ended
	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(5,817,360)	$(4,160,429)
Net cash used in investing activities	(4,347,614)	(206,671)
Net cash provided by (used in) financing activities	10,357,274	1,219
Effect of exchange rate on cash and cash equivalents	(111,286)	78,779
Net change in cash and cash equivalents	$81,014	$(4,287,102)

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2025 was approximately $5.8 million and was mainly comprised of (i) non-cash item of gain in change in fair value of derivative liabilities of approximately $1.7 million, (ii) increase in accounts receivable of approximately $0.3 million due to higher sales made on account but not yet collected, (iii) increase of other receivable and other assets of approximately $4.4 million which mainly includes prepayment to certain developers for the development of our internal AI software, (iv) decrease in customer deposits of approximately $75,000, as we recognized member service revenue in the current period from certain merchant prepayments made in the prior period, and (v) decrease of other payable and accrued liabilities of approximately $0.1 million as we pay off some of the accrued operating expenses, offset by (i) the net income of approximately $0.1 million, (ii) non-cash items of depreciation, amortization, allowance for credit losses, stock-based compensation and unrealized loss on marketable securities amounted to approximately $0.2 million, (ii) decrease of prepayment of approximately $76,000 due to the utilization of prior-period prepayments for inventory purchases, and (iii) increase of approximately $0.1 million in accounts payable as we made more purchases on account.

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

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2025 was approximately $8.3 million which includes a remittance of approximately $4.3 million to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients.

Net cash used in investing activities for the nine months ended March 31, 2024 was approximately $0.2 million, which was mainly due to purchase of equipment and intangible assets of approximately $15,000, and $0.2 million, respectively, for our operations used.

Financing Activities

Net cash provided financing activities the nine months ended March 31, 2025 was approximately $10.4 million, which mainly comprised of approximately $10.3 million net proceeds received from issuance of common stock through market offering, subscription agreement, and share purchase agreement, and loan proceed of approximately $51,000, offset by payments of insurance loan and related party loan of approximately $42,000.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform. Starting from July 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). We used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of March 31, 2025 and June 30, 2024, we recorded $4,820 and $1,100 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three and nine months ended March 31, 2025, no write-downs for estimated obsolescence or unmarketable inventories were recorded. For the three and nine months ended March 31, 2024, we recorded $486 write-down for inventories.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of March 31, 2025 and June 30, 2024, we have provided allowance for credit loss of $317,416 and $212,758, respectively.

Prepayments

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipt of inventories, services or refundable, we will recognize an allowance account to reserve such balances. Management reviews our prepayments on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Our management continues to evaluate the reasonableness of the valuation allowance policy and updates it if necessary. No allowance of prepayments was recorded as of March 31, 2025 and June 30, 2024.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. No impairment for long-lived assets were recorded as of March 31, 2025 and June 30, 2024.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the unaudited condensed consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the unaudited condensed consolidated statements of comprehensive income. For the three and nine months ended March 31, 2025, we recorded an unrealized holding gain on marketable securities of approximately $0.5 million and $0.3 million, respectively. In comparison, for the same period in 2024, we recognized an unrealized holding loss of approximately $502,000 and $169,000, respectively.

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

Customized Software development Service revenue

-	Performance obligations satisfied over time

We recognize revenue from customized software development services over time using the cost-to-cost input method to measure progress toward satisfaction of our performance obligations. This approach requires us to make critical estimates and judgments, including determining total estimated costs to complete each contract and assessing progress toward completion. Changes in project scope, complexity, or estimated costs may significantly impact the timing and amount of revenue we recognize. We also evaluate whether we have an enforceable right to payment for performance completed to date and whether control is transferred continuously to the customer. Any revisions to total estimated contract costs or anticipated losses are recorded in the period in which the changes are identified.

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

Stock-based compensation

We account for stock-based compensation awards to officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. In June 2024, we executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. The fair value of the stock-based compensation which included common stock issued were equivalent to the predetermined monetary value. For the nine months ended March 31, 2025 and 2024, we have incurred stock-based compensation from our officer amounted to $210,000 and $0, respectively based on the vesting schedule from the Employment Agreement.

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

Warrants

-	Fair value of Pre-Funded Warrants

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

-	Fair value of Alumni Capital warrants

We account for the purchase warrants issued to Alumni Capital as liabilities, which are remeasured at fair value at each reporting period, with changes in fair value recognized in our consolidated statements of operations. The fair value of these warrants is estimated using the Black-Scholes option pricing model, which requires the use of significant judgment and assumptions, including expected stock price volatility, risk-free interest rate, expected life of the warrant, and the market price and exercise price of our common stock. These assumptions are highly subjective and inherently uncertain, and changes in any of these inputs can materially affect the estimated fair value of the warrant liability. As of March 31, 2025, we estimated the fair value of the purchase warrants issued to Alumni Capital to be $431,403, using the following assumptions: (1) expected volatility of 161.2%, (2) risk-free interest rate of 3.89%, (3) expected life of 2.53 years, (4) exercise price of $3, and (5) stock price of $4.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of March 31, 2025 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b)	Warrants.

None.

(B)	Use of Proceeds

Not applicable.

(C)	Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Share Purchase Agreement Dated February 11, 2025 between VWXYZ Venture Sdn. Bhd. and with Amystic Commerce Sdn. Bhd (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 18, 2025)
10.2	Supplemental Letter agreement between Treasure Global Inc and V Gallant SDN BHD dated March 24, 2025 (incorporated by incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 28, 2025)
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

+	Filed herewith.
++	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: May 15, 2025	/s/ Carlson Thow
Carlson Thow
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2025	/s/ Sook Lee Chin
Sook Lee Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)