Form 10-K
period 2025-06-30
TREASURE GLOBAL INC
filed 2025-10-14
CIK 1905956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2025

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

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant as of December 31, 2024 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon the reported closing price of $8.85 on The Nasdaq Capital Market on that date, was approximately $297.6 million.

The number of shares outstanding of the Registrant’s common stock, par value $0.00001 per share, on October 14, 2025 was 8,490,187.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements.” Forward-looking statements reflect the current view about future events. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this Annual Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward - looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

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

This Annual Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2025 and 2024. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All financial information in this Annual Report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Annual Report.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in Item 1A: Risk Factors in this Annual Report. These risks include, among others, that:

●	There is substantial doubt about our ability to continue as a going concern;

●	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;

●	If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations;

●	None of our material contracts are long term and if not renewed could have a material adverse effect on our business;

●	We rely on email, internet search engines and application marketplaces to drive traffic to our ZCITY platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our ZCITY platform could decline and our business would be adversely affected;

●	The ecommerce market is highly competitive and if the Company does not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis our business could be adversely affected;

●	The market for our ZCITY platform is new and unproven;

●	If we are unable to expand our systems or develop or acquire technologies to accommodate increased volume or an increased variety of operating systems, networks and devices broadly used in the marketplace our ZCITY platform could be impaired;

●	As we increase our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations;

●	The Company’s failure to successfully market its ZCITY platform could result in adverse financial consequences;

●	The Company may not be able to successfully develop and promote new products or services which could result in adverse financial consequences;

●	A decline in the demand for goods and services of the merchants included in the ZCITY platform could result in adverse financial consequences;

●	The effective operation of the Company’s ZCITY platform is dependent on technical infrastructure and certain third-party service providers;

●	There is no assurance that the Company will be profitable;

●	Illegal use of our ZCITY platform could result in adverse consequences to the Company;

●	Malaysia is experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability;

●	The economy of Malaysia in general might not grow as quickly as expected, which could adversely affect our revenues and business prospects;

●	Fluctuations in exchange rates in the Malaysian Ringgit could adversely affect our business and the value of our securities;

●	Regulation of gift cards or “E-vouchers” could have adverse consequences on our business;

●	Litigation is costly and time consuming and could have a material adverse effect our business, results or operations and reputation;

●	Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt;

●	We face potential liability and expense for legal claims based on the content on our Platform;

●	Our intellectual property rights may be inadequate to protect us against protect us others claiming violations of their proprietary rights and the cost of enforcement could be significant;

●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets;

●	Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us;

●	We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors;

●	The elimination of personal liability against our directors and officers under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses;

●	We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock;

●	We experienced a limited cybersecurity incident in May 2025; cybersecurity events could recur and adversely affect us;

●	A limited number of customers and counterparties account for a meaningful portion of our revenues, receivables and prepayments; if any major customer reduces or delays orders, or if prepayments are not realized as planned, our results of operations and liquidity could be adversely affected.

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

Our proprietary product is an internet application (or “App”) branded “ZCITY App,” which was developed through our wholly owned subsidiary, TADAA Technologies Sdn. Bhd. (“TADAA Technologies”) (formerly known as ZCity Sdn. Bhd and Gem Reward Sdn. Bhd, name change effected on July 31, 2025 and July 20, 2023, respectively). The ZCITY App was successfully launched in Malaysia in June 2020. TADAA TECHNOLOGIES is equipped with the know-how and expertise to develop additional/add-on technology-based products and services to complement the ZCITY App, thereby growing its reach and user base.

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

As of October 13, 2025, we had 2,708,641 registered users and 2,027 registered merchants.

Corporate Structure

Treasure Global Inc is a Delaware corporation that was incorporated on March 20, 2020. We issued 10,000,000 shares to Kok Pin “Darren” Tan, our founder and former Chief Executive Officer on July 1, 2020, who as a result became our sole shareholder.

TADAA Technologies Sdn. Bhd. (formerly known as Zcity Sdn. Bhd and Gem Reward Sdn. Bhd, name change effected on July 31, 2025 and July 20, 2023, respectively), a Malaysia private limited company was incorporated on June 6, 2017. Prior to the incorporation of TADAA TECHNOLOGIES, Kok Pin “Darren” Tan entered into a Beneficial Shareholding Agreement (“Beneficial Shareholding Agreement 1”) with two individuals, one of which is a vice president of the Company (the “Initial TADAA TECHNOLOGIES Shareholders”), which provided for the Initial Shareholders to hold the TADAA TECHNOLOGIES shares issued to them in equal amounts and for the sole benefit of Kok Pin “Darren” Tan and provided Kok Pin “Darren” Tan with control over the voting and disposition over such shares as well as control over the issuance of additional TADAA TECHNOLOGIES shares in consideration for equity in a company that had not been determined on the date of Beneficial Shareholding Agreement 1. On November 10, 2020, Kok Pin “Darren” Tan instructed the Initial TADAA TECHNOLOGIES Shareholders to issue one million additional TADAA TECHNOLOGIES shares to Chong Chan “Sam” Teo, currently our Chief Executive Officer, and as a result each Initial TADAA TECHNOLOGIES Shareholder and Chong Chan “Sam” Teo held one million shares of TADAA TECHNOLOGIES. On November 10, 2020. Chong Chan “Sam” Teo entered into a Beneficial Shareholding Agreement with Kok Pin “Darren” Tan with terms similar to Beneficial Shareholding Agreement 1 (“Beneficial Shareholding Agreement 2” and together with the Beneficial Shareholding Agreement 1, the “Beneficial Shareholding Agreements”). As a result of Kok Pin “Darren” Tan’s 100% ownership of our common stock and the Beneficial Shareholding Agreements, TGL and TADAA TECHNOLOGIES were both under the sole control of Kok Pin “Darren” Tan.

TGL and TADAA TECHNOLOGIES were reorganized into a parent subsidiary structure pursuant to a Share Swap Agreement, dated March 11, 2021, as amended on March 11, 2021 among TGL, the Initial TADAA TECHNOLOGIES Shareholders and Chong Chan “Sam” Teo (the “Share Swap Agreement”), in which TGL exchanged 321,585 shares of its common stock (the “Swap Shares”) for all equity of TADAA TECHNOLOGIES. Pursuant to the Share Swap Agreement, the purchase and sale of the Swap Shares was completed on March 11, 2021, but the issuance of the Swap Shares did not occur until October 27, 2021 when TGL amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the Swap Shares. As a result of the Share Swap Agreement, (i) TADAA TECHNOLOGIES became the 100% subsidiary of TGL and Kok Pin “Darren” Tan no longer had any control over TADAA TECHNOLOGIES’s ordinary shares; and (ii) Kok Pin “Darren” Tan, the Initial TADAA TECHNOLOGIES Shareholders and Chong Chan “Sam” Teo owned 100% of the TGL common stock (Darren Tan owning 97%). Subsequent to the date of the Share Swap Agreement, Kok Pin “Darren” Tan transferred 9,529,002 of his 10,000,000 shares of TGL common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

We have no substantive operations other than holding all of the outstanding shares of TADAA Technologies Sdn. Bhd. (“TADAA Technologies”), (formerly known as ZCity Sdn. Bhd and Gem Reward Sdn. Bhd, underwent a name change on July 31, 2025 and July 20, 2023, repectively). TADAA Technologies was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

Corporate Information

Our principal executive offices are located at 276 5th Avenue, Suite 704 #739, New York, New York 10001 and B03-C-13A, Menara 3A, KL Eco City, No. 3 Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

Business Developments

The following highlights recent material developments in our business:

●	On October 7, 2025, the Company entered into a subscription agreement (the “Agreement”) with two Malaysian individuals, Chuah Su Chen and the Company’s director Chan Meng Chun (together with Chuah Su Chen, the “Investors”). Subject to the terms and conditions set forth in the Agreement, the Company desires to issue and sell to each Investor, and each Investor desires to subscribe for, an aggregate amount of USD200,000.00 in the Company for the allotment and issuance of common stock of the Company (“the Shares”) for the purchase price of $1.16 per share, which represents the closing price of the Company’s common stock on the Nasdaq Capital Market on October 6, 2025.The offering and sale of the Shares were made in reliance upon the exemption from the registration provided by Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), as the transactions were completed outside the United States with non-U.S. persons. The Shares are subject to transfer restrictions and may not be offered to be sold in the United States absent registration or an applicable exemption under the Securities Act.

●	On August 12, 2025, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with I Synergy Group Ltd (“I Synergy”), a public listed company incorporated in Australia and traded on the Australian Securities Exchange (ASX: IS3). Pursuant to the Agreement, the Company agreed to sell, and I Synergy agreed to purchase, certain advanced AI-based graphics processing units, including all hardware and software components (“the Products”). I Synergy agreed to pay the Company a total consideration of Three Hundred Thousand Australian Dollars (AUD 300,000.00) (the “Purchase Price”) for the Products under the Agreement. The Purchase Price shall be fulfilled over a period of six (6) months from the date of the Agreement, with payments of Fifty Thousand Australian Dollar (AUD 50,000.00) payable to the Company monthly. The Agreement contains customary representations, warranties, and agreements by the Company and I Synergy, along with other obligations of the parties and termination provisions.

●

On February 11, 2025, TADAA Ventures Sdn. Bhd. (formerly known as VWXYZ Venture Sdn. Bhd. underwent a name change on July 29, 2025) (“TADAA Ventures”), a wholly owned subsidiary of Treasure Global Inc (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) with Amystic Commerce Sdn. Bhd., a company incorporated in Malaysia (the “Vendor”). Pursuant to the Agreement, TADAA Ventures will acquire 51% of the ordinary shares (“the Sale Shares”) in Tien Ming Distribution Sdn Bhd (“Tien Ming Distribution”), a subsidiary of the Vendor incorporated under the laws of Malaysia. The purchase price for the Sale Shares is RM5,100.00. The acquisition is part of TADAA Ventures’s commitment to invest up to RM3,000,000.00 in the Tien Ming Distribution to support its operations and obligations to provide warehousing and fulfilment delivery services for F&N Beverages Marketing Sdn Bhd. The Agreement includes customary representations, warranties and covenants by TADAA Ventures and the Vendor.

●	On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000.00 (the “Investment Amount”) into the Company for 3,566,668 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $0.33 (the “Offering”).The Investment Amount shall become due and payable when Offered Shares are registered under an effective Registration Statement filed by the Company with the Securities Exchange Commission. Investors shall make the payment within seven (7) days from the date of the Subscription Agreement.

All amounts payable by the Investor under this Subscription Agreement shall be paid in full, and in the currency mutually agreed upon, and free of and without any deduction or withholding for any current or future taxes, levies, duties, charges or other deductions or withholdings levied in any jurisdiction from or through which payment is made. The Company intends to use the net proceeds from this Offering for working capital and general corporate purposes. The Subscription Agreements contain representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Subscription Agreements were made only for the purposes of such agreements and as of the specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties. The Offered Shares are being sold pursuant to a prospectus supplement dated November 27, 2024 and accompanying base prospectus dated March 29, 2024. The prospectus supplement and accompanying base prospectus are related to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-278171) that was originally filed with the Securities and Exchange Commission on March 22, 2024, and which was declared effective on March 29, 2024.

●

On October 29, 2024, the Company entered into a certain service agreement (the “Agreement”) with V GALLANT SDN BHD (“V Gallant”), a private company incorporated in Malaysia. Pursuant to the Agreement, the Company engaged V Gallant for its generative AI solutions and AI digital human technology services (the “Services”) in accordance with the terms and conditions therein. The Company agreed to pay V Gallant a total consideration of USD16,000,000 to V Gallant and/or its nominees for the Services and all associated hardware and software under the Agreement. The Services under this Agreement shall commence on October 29, 2024, and shall be valid until December 31, 2025, unless the Agreement is mutually terminated or extended in writing or terminated by either the Company or V Gallant due to any breach or default of this Agreement, as the case may be. The Fees shall be payable by the Company to V Gallant and/or its nominees via the issuance of shares of common stock, par value $0.00001 per share (“TGL Shares”) at a determined issuance price of $0.67 per TGL Share in the following manner: (1) the first instalment, constituting a down payment of fifty percent (50%) of the Fees, being $8,000,000), shall be due upon execution of this Agreement; and (2) the remainder, constituting fifty percent (50%) of the Fees, being $8,000,000, shall be paid in twelve (12) equal monthly instalments, commencing from January 31, 2025, with each payment due on the last day of each calendar month, until December 31, 2025, unless otherwise mutually agreed in writing by the TGL and V Gallant. On October 29, 2024, the Company entered into a certain service agreement (the “Agreement”) with V GALLANT SDN BHD.

●	On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification (the “Services”). TGL agrees to pay OCTA a total fee of $2,800,000.00 (“Service Fees”) to OCTA and/or its nominees. The Service Fees shall be due and earned upon execution of this Agreement. The Service Fees shall be utilized by TGL for the Services provided by OCTA at any time during the Term of this Agreement. This includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000.00 per month, starting from the delivery of the first mini-game module, for the ongoing technical support outlined in this Agreement. The Service Fees shall include all taxes and disbursement (“Other Expenses”) due and payable to OCTA in rendering the Services under this Agreement. All such Other Expenses incurred by OCTA will be justified to TGL with valid and relevant reasons to the satisfaction of TGL. TGL shall have the sole and absolute discretion to approve such charges or claims provided that such approval shall not be unreasonably withheld by TGL. The Service Fees shall be payable by TGL to OCTA and/or its nominees via the issuance of Three Million and Five Hundred Thousand (3,500,000) shares of common stock, par value $0.00001 of TGL (the “TGL Shares”) at a determined issuance price of $0.80 per TGL Share. The TGL Shares shall be issued on a restricted basis for a period of six (6) months pursuant to the requirements of the Securities Act 1933, Rule 144. On the True-Up Date, which means the expiry date of the sixth (6th) month from the day of the issuance of TGL Shares to Octa, in the event that the 30-Day VWAP of the TGL Shares to be issued pursuant to the Agreement falls below the amount of $0.80, then TGL shall issue to OCTA additional TGL Shares equal to the difference between the Service Fees and the value of the TGL Shares on the True Up Date within fourteen (14) business days from the True Up Date.

●	On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $6,000,000 the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at the Purchase Price (defined below) during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $6,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. Pursuant to the Purchase Agreement, the “Purchase Price” means nighty-five percent (95%) of the lowest daily VWAP of the common stock five business days prior to the Closing of a Purchase Notice. No Purchase Notice will be made without an effective registration statement and no Purchase Notice will be in an amount greater than $1,000,000. The Purchase Agreement provides that the number of shares of common stock to be sold to Alumni Capital will not exceed the number of shares that, when aggregated together with all other shares of our common stock which Alumni Capital is deemed to beneficially own, would result in Alumni Capital owning more than 19.99% of the Company’s outstanding common stock. In consideration for Alumni Capital’s execution and performance under the Purchase Agreement, the Company issued to Alumni Capital a purchase warrant dated October 10, 2024 for a term of three (3) years (the “Purchase Warrant t”), to purchase up to a number of common stock equal to ten percent (10%) of the Commitment Amount divided by the exercise price of the Purchase Warrant. The exercise price per share of the Purchase Warrant will be calculated by dividing the $5,000,000 valuation by the total number of outstanding shares of common stock as of the Exercise Date. On October 16, 2024, we filed a prospectus supplement, dated as of October 16, 2024 (the “Prospectus Supplement”) under the registration statement on Form S-3 (File No. 333-278171), in respect of the financing with Alumni Capital. The Prospectus Supplement included certain updated disclosures regarding the Company, in particular, in the sections captioned “Prospectus Supplement Summary-Recent Developments”. Neither the Purchase Warrant nor the common stocks underlying the Purchase Warrant are covered by the Prospectus Supplement

●	On September 20, 2024, the Company entered into a partnership agreement (the “Agreement”) with Credilab Sdn. Bhd. (“CLSB”). Pursuant to the Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources and market expertise to drive mutual benefit and growth upon the terms and conditions set forth in the Agreement. Subsequent to filing the Original 8-K, the Company and CLSB have entered into a supplemental letter on October 28, 2024 (the “Supplement Letter”) to amend the profit-sharing ratio from 1/3 to 1/2. As part of the Partnership Agreement, the Company agreed to pay $2,000,000 to CLSB and/or its nominees to develop and implement an AI-driven chatbot for the ZCity App platform, aimed at enhancing user engagement and providing real-time assistance. Additionally, the partnership includes the development of a digital wallet integrated within the ZCity App to offer users a seamless payment solution for platform transactions and access to CLSB’s financial products and services. The Company has sole discretion to choose whether to make the payment in cash and/or the equivalent value in the Company’s common stock. In accordance with the terms of the Agreement, the Company has elected to issue portion of the payment in the form of its common stock (“TGL Shares”) and the Company will make the remaining payment in cash/and or the equivalent value in the Company’s shares of common stock.

●	On October 5, 2024 we entered into an agreement with YA II PN, Ltd, a Cayman Islands exempt limited partnership (“YA”), effective as of October 5, 2023, in which

-	On October 6, 2023, we made a payment to the Investor that consisted of the (i) initial Trigger Payment in the amount of $1,092,071 and (ii) an additional payment in the amount of $500,000 (of which $467,289.72 was applied as an additional reduction in the principal amount of the Convertible Debentures and $32,710.28 paid the associated 7% Redemption Premium).

-	YA agreed that, except as set forth below, beginning on October 5, 2023 and ending on November 18, 2023, it shall not sell any shares of common stock of the Company at a price per share less than $1.00. The limitation agreed by YA shall not apply (i) at any time upon the occurrence and during the continuance of an Event of Default or (ii) upon the prior written consent of the Issuer.

-	YA agreed that any subsequent monthly payments that may become due pursuant to Section 2(a) of the Convertible Debentures based on the Trigger Event shall be deferred until November 28, 2023, and continuing on the same day of each successive calendar month thereafter until the Convertible Debentures are paid in full, unless such payment obligation has ceased in accordance with Section 2(a) of the Convertible Debentures.

●	ZCITY App offers a “Smart F&B” system that provides a one stop solution and digitalization transformation for all registered Food and Beverage (“F&B”) outlets located in Malaysia. It also allows merchants to easily record transactions with QR Digital Payment technology, set discounts and execute RP redemptions and rewards online on the ZCITY App. Since December 2022, we have been developing TAZTE. However, due to insufficient participation from merchant clients, management has decided to discontinue the program as of June 2024.

●

On October 12, 2023, TADAA Technologies Sdn. Bhd., our wholly owned subsidiary and AI Lab Martech Sdn. Bhd. (the “Licensor”), a company that provides application, services and turnkey solutions on artificial intelligence (“AI”) in various aspects, including customization, video production, brand engagement, marketing and content creation, entered into a License and Service Agreement (the “License Agreement”), in which the Licensor shall provide a non-exclusive, non-transferable, royalty-free license to use and operate an AI software solutions (the “AI Software”) in exchange for the issuance of USD$563,000 worth of our common stock, par value $0.00001 per share, or 2,943,021 shares valued at USD$0.1913 per share. The License Agreement is for a period of 12 months (the “Term”). At the expiration of the Term, TADAA Technologies Sdn. Bhd shall have an option to renew the term of the License Agreement for an additional 12 months. The License Agreement may be terminated if TADAA Technologies Sdn. Bhd or the Licensor materially breaches any of its obligations or undertakings as set forth in the License Agreement or if either TADAA Technologies Sdn. Bhd or the Licensor is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets.

●	On October 30, 2023, we issued a total of 1,816,735 restricted shares of common stock of the Company to its Chief Executive Officer Chong Chan “Sam” Teo, and to Kok Pin “Darren” Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562.08 in aggregate indebtedness owed to the Creditors (the “Transaction”). The 1,816,735 shares of common stock issued included, 1,057,519 shares issued to Chong Chan “Sam” Teo and 759,216 shares issued to Kok Pin “Darren” Tan.

●	On November 28, 2023, we entered into an agreement with Yorkville Advisors Global, L.P. (“YA”), pursuant to which the Company agreed to pay $2,102,909.59 to YA, which represents payment in full of all amounts owed under the Convertible Debenture (the “Convertible Debenture”) issued by us to YA on February 28, 2023. Such amount includes all amounts due and payable under the Convertible Debenture as of November 28, 2023, plus per diem interest of $208.22 for each day after November 28, 2023, provided that such payment is made promptly upon the closing of the Company’s public offering (the “Offering”), which occurred on November 30, 2023. In return for the our agreement to repay the Convertible Denture from the proceeds of the Offering, YA agreed not to sell any shares of the Company’s common stock until December 4, 2023.

●	On February 28, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd., pursuant to which YA II PN, Ltd. purchased two unsecured convertible debentures (the “Convertible Debentures”) in the aggregate principal amount of $5,500,000.00 in a private placement for a purchase price with respect to each Convertible Debenture of 92% of the initial principal amount of such Convertible Debenture. On December 6, 2023, we paid a total of $2,102,909.59 (the “Payment”), which represented the outstanding balance of one of the Convertible Debentures issued pursuant to the Securities Purchase Agreement. The other Convertible Debenture had already been fully converted into shares of common stock, par value $0.00001 per share, of the Company, prior to December 6, 2023. As a result of the Payment being made, the Company fully satisfied all obligations under the Convertible Debentures, which resulted in the termination of the Securities Purchase Agreement.

●	On December 19, 2023, we and VT Smart Venture Sdn Bhd (the “Developer”), a company that is in the business of, among other things, technology services, entered into a Software Development Agreement (the “Agreement”), in which the Developer shall provide application, services and turnkey solutions on software development in various aspects, including customization, software design layout, creative media platform development, artificial embedded and artificial intelligence related media platform and design in exchange for USD$1,000,000 worth of common stock, par value $0.00001 per share, of the Company, or 10,000,000 shares valued at USD $0.10 per share (the “TGL Shares”). The Agreement is for a period of one month (the “Term”). At the expiration of the Term, we do not have an option to renew the term of the Agreement for any additional months. The Agreement may be terminated if the Company or the Developer materially breaches any of its obligations or undertakings as set forth in the Agreement or if either the we or the Developer is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets.

●	On March 12, 2024, We entered into a Software Purchase Agreement (the “Purchase Agreement”) with Myviko Holding Sdn. Bhd. (“Myviko”), in which Myviko agreed to transfer all rights, title and interest to us, including without limitation, all computer software and its source code and software licenses in exchange for the issuance of 198,412 shares of common stock (the “Shares”). The Shares were issued on March 13, 2024.

●	On April 8, 2024, we and MYUP Solution Sdn Bhd (the “Seller”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Agreement”), in which the Seller agreed to sell to the Company a certain software application in exchange for USD$495,500 worth of common stock, par value $0.00001 per share, of the Company, or 126,082 shares valued at USD $3.93 per share. The Agreement may be terminated if the we or the Seller materially breaches any of its obligations or undertakings as set forth in the Agreement or if either the Company or the Seller is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets. The Agreement contains customary representations and warranties.

●	On May 5, 2024, we entered into a digital marketing agreement (“Marketing Agreement”) with TraDigital Marketing Group. Pursuant to the Marketing Agreement, the consultant shall provide digital marketing service to us and we will compensate the consultant with a cash consideration of $120,000. We issued 20,000 shares of the common stock on May 5, 2024 pursuant to the Marketing Agreement.

●	On May 24, 2024, we, Jeffrey Goh Sim Ik (the “Purchaser”) and Koo Siew Leng (the “Guarantor”) entered into a Share Sale and Purchase Agreement (the “Agreement”), in which the Company agreed to sell all of the capital shares it owns in Foodlink Global Sdn Bhd, a company incorporated under the laws of Malaysia (“Foodlink”), which represents all of the issued and outstanding capital shares of Foodlink, to the Purchaser, in exchange for a total of approximately USD$148,500, of which shall be payable by the Purchaser to the Company as follows: (i) an initial deposit payable on May 24, 2024; and (ii) the balance of the purchase price payable in eight installment payments starting from May 24, 2024. The total sale price is equivalent to the Company’s initial total capital investment in Foodlink and as such, the Company is recovering 100% of its initial investment in Foodlink. In the event that the Purchaser fails to perform its obligations under the Agreement, the Guarantor agreed to guarantee the installment payments payable pursuant to the terms of the Agreement. The Agreement contains customary representations and warranties and covenants made by each of the Purchaser and the Company as of the date of the Agreement or other specified dates.

●	On May 27, 2024, we and Falcon Gateway Sdn Bhd (the “Seller”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Agreement”), in which the Seller agreed to sell to the Company a certain software application in exchange for USD$495,500 worth of common stock, par value $0.00001 per share, of the Company, or 126,082 shares valued at USD $3.93 per share (the “TGL Shares”). The Agreement may be terminated if the Company or the Seller materially breaches any of its obligations or undertakings as set forth in the Agreement or if either the Company or the Seller is subject to any form of insolvency administration, ceases to conduct its business or has a liquidator appointed over any part of its assets. The Agreement contains customary representations and warranties.

●	On June 13, 2024, Chong Chan “Sam” Teo resigned as the Chief Executive Officer and a member of the Company’s Board of Directors (“Board”), which was immediately effective. On June 13, 2024, the Board appointed Carlson Thow as Chief Executive Officer of the Company effective as of June 13, 2024.

●	On June 14, 2024, Michael Chan Meng Chun resigned as Chief Financial Officer, which was immediately effective. On June 14, 2024, the Board of Directors of the Company (the “Board”) appointed Sook Lee Chin as Chief Financial Officer of the Company effective as of June 14, 2024.

●	On June 21, 2024, Su Chen “Chanell” Chuah resigned as Chief Operating Officer, effective as of July 21, 2024. On June 21, 2024, the Board appointed Chai Ching “Henry” Loong as Chief Operating Officer of the Company effective as of June 21, 2024.

●	On June 30, 2024, Yi Hui Ho’s resigned as executive director of the Company.

●	On July 4, 2024, the Board appointed Carlson Thow as an executive director and Kok Pin “Darren” Tan as a non-executive director of the Company, effective as of July 5, 2024.

●	On August 30, 2024, Joseph “Bobby” Banks and Jeremy Roberts resigned as members of the Board.

●	On August 29, 2024 and September 3, 2024 respectively, the Board appointed (i) Wei Ping Leong as a member of the Board of Directors of the Company (“Board”), as Chairman of the Audit Committee of the Board (“Audit Committee”), a member of the Nominating and Corporate Governance Committee of the Board (“Nominating and Corporate Governance Committee”) and a member of the Compensation Committee of the Board (“Compensation Committee”), effective as of August 29, 2024, and (ii) Anand Ramakrishnan as a member of the Board, a member of the Audit Committee, a member of the Nominating and Corporate Governance Committee and Chairman of the Compensation Committee, effective as of September 3, 2024.

●	On September 5, 2024, the Board appointed Wai Kuan Chan as a member of the Board as Chairman of the Compensation Committee of the Board, a member of the Nominating and Corporate Governance Committee of the Board and a member of the Audit Committee of the Board, effective as of September 6, 2024. On September 6, 2024, the Company accepted the resignations of Marco Baccanello as a member of the Board effective as of September 6, 2024 and Chai Ching “Henry” Loong as the Chief Operating Officer of the Company effective as of September 6, 2024.

●	On September 20, 2024, we entered into a partnership agreement (the “Agreement”) with Credilab Sdn. Bhd. (“CLSB”). Pursuant to the Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources and market expertise to drive mutual benefit and growth upon the terms and conditions set forth in the Agreement.

●	On September 20, 2024, Mr. Anand Ramakrishnan, an independent director of the Board resigned from the Board.

Recent Developments

●	On November 28, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC as the underwriter (the “Underwriter”), relating to a firm commitment underwritten public offering (the “November 2023 Offering”) of (i) 26,014,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at a public offering price of $0.10 per share of Common Stock and (ii) 14,000,000 pre-funded warrants (the “Pre-Funded Warrants”), each with the right to purchase one share of Common Stock, at a public offering price of $0.0999 per Pre-Funded Warrant. The Company granted the Underwriter a 45-day over-allotment option to purchase up to 6,002,100 additional shares of common stock and/or Pre-Funded Warrants. The November 2023 Offering closed on November 30, 2023.The net proceeds to the Company from the November 2023 Offering were approximately $3.6 million, after deducting underwriting discounts and commissions and the payment of other offering expenses associated with the Offering that were payable by the Company. We paid the Underwriter an underwriting discount equal to 7.0% of the gross proceeds of the November 2023 Offering and a non-accountable expense fee equal to 1.0% of the gross proceeds of the November 2023 Offering. We intend to use the net proceeds of the November 2023 Offering for repayment of convertible debentures issued to YA II PN, Ltd. and for general corporate purposes, including working capital.

●	On February 22, 2024, we filed a Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) that provides for a 1-for-70 reverse stock split (the “Split”) of its shares of common stock, par value $0.00001 per share, that became effective at 12:00 a.m. on February 27, 2024. No fractional shares were issued in connection with the Split and fractional amounts were rounded up to one whole share. The new CUSIP number for the common stock following the Reverse Stock Split will be 89458T205.

●	On March 20, 2024, we received a written notice from the staff of Nasdaq (the “Staff”), notifying the Company that (1) it was not in compliance with the shareholder approval requirement of Nasdaq Listing Rule 5635(c) (the “Rule”) because on October 11, 2023, the Company issued restricted shares in the aggregate amount of 1,816,735 in exchange for the cancellation of $321,562.08 of debt, resulting in an effective price per share of $0.176, 1,057,519 of such shares were issued to Chong Chan “Sam” Teo, the Company’s Chief Executive Officer at the time (the “former CEO”), and the closing bid price on the day preceding the signing of the binding agreement was $0.192; (2) the aforementioned issuance of shares to the former CEO were issued at a discount and as such, required shareholder approval under the Rule and (3) the Company regained compliance with the Rule on March 13, 2024, when the CEO made a cash payment to the Company to bring the effective price per share to at least the closing bid price on the day preceding the issuance of the shares.

●	On February 15, 2024, the Company received a letter from the Staff stating that the Company has not regained compliance with the Minimum Bid Price Rule and the Company requested to appeal this determination with the Nasdaq Hearings Panel (the “Panel”). On February 16, 2024, the Company submitted a hearing request to the Panel to appeal Nasdaq’s determination and submit a compliance plan, which in accordance with Nasdaq rules stays the delisting of the Company’s common stock from Nasdaq pending the Panel’s decision. The hearing was scheduled to occur on April 16, 2024. On February 27, 2024, the Company effected a 1:70 reverse stock split of its shares of common stock. On March 20, 2024, the Company received a letter from the Panel informing the Company that since the common stock of the Company had traded at $1.00 per share or greater for a 10 consecutive business day period between February 27, 2024 and March 20, 2024, the hearing request was deemed moot. Accordingly, the Company has regained compliance with the Bid Price Rule and this matter is closed.

●	On July 2, 2025, the Company received a notification letter (the “Notification Letter”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating the Company’s failure to satisfy a continued listing standard from Nasdaq under Listing Rule 5620(a). The Notification Letter indicated that the Company failed to hold an annual meeting of stockholders within the required twelve-month period from the end of the Company’s fiscal year. On September 8, 2025, Company received a written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) informing the Company that it had regained compliance with Listing Rules 5620 (the “Rule”). The Company held its annual meeting of stockholders on August 29, 2025. As a result, on September 8, 2025, Nasdaq notified the Company that the Nasdaq staff has determined that the Company complied with the Rule and this matter is now closed.

●	On August 18, 2024, the Board of Director’s of the Company adopted resolutions to amend the Company’s Bylaws to provide that the holders of 33 1/3% of the voting power of the stock issued and outstanding and entitled to vote, present in person or represented by proxy, will constitute a quorum at all meetings of the stockholders for the transaction of business; and where a separate vote by a class or series or classes or series is required, the holders of 33 1/3% of the voting power of the issued and outstanding shares of such class or series or classes or series, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter. The Company’s Bylaws previously provided that the holders of a majority of the voting power of the stock issued and outstanding (and with respect to a separate class or series vote, just such class or series) and entitled to vote, present in person or represented by proxy, would constitute a quorum at all meetings of the stockholders for the transaction of business.

●	On November 20, 2024, the Company received a written notice (the “Notice”) from Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between October 8, 2024 through November 19, 2024, the common stock of the Company had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until May 19, 2025 (the “Compliance Period”), to regain compliance with the Bid Price Rule. On April 2, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) that provides for a 1-for-50 reverse stock split (the “Reverse Stock Split”) of its shares of common stock, par value $0.00001 per share (the “Common Stock”), that became effective at 12:00 a.m. on April 7, 2025 (the “Effective Time”). No fractional shares were issued in connection with the Reverse Stock Split and fractional amounts were rounded up to one whole share. The Reverse Stock Split was previously approved by the Board of Directors of the Company (the “Board”) and stockholders, at a ratio within the range of 1-for-2 and 1-for-50 with the authority delegated to the Board to determine the exact reverse split ratio and when to file the Certificate of Amendment with the Secretary of State of the State of Delaware. The Board approved a 1-for-50 reverse split ratio and on April 2, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. At the Effective Time, every 50 shares of Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one share of Common Stock, subject to the treatment of fractional shares. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. The Company’s authorized shares of Common Stock, and the par value of each share of Common Stock were unchanged by the Reverse Stock Split.

The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the opening of trading on April 7, 2025. The ticker symbol for Common Stock remains “TGL.” The new CUSIP number for the Common Stock following the Reverse Stock Split is 89458T304.

●	On July 1, 2025, Sook Lee Chin informed the “Company of her resignation as Chief Financial Officer, effective as of July 1, 2025. On July 1, 2025, the Board of Directors of the Company appointed See Wah “Sylvia” Chan as Chief Financial Officer of the Company effective as of July 1, 2025. Ms. Chan and the Company entered into an Appointment Letter Agreement dated as of June 30, 2025 (the “Appointment Letter Agreement”), pursuant to which Ms. Chan was appointed as the Chief Financial Officer of the Company, effective as of July 1, 2025. Ms. Chan is entitled to receive a monthly remuneration of RM19,000. In addition, Ms. Chan will be entitled to a total of $80,000 worth of shares of common stock of the Company on an annual basis, subject to applicable vesting schedules and other restrictions, in accordance with the Company’s equity compensation plan. During the term of the Appointment Letter Agreement, either party may terminate the Appointment Letter Agreement by providing three (3) months’ written notice or salary in lieu of such notice to the other party. Upon termination, Ms. Chan will be subject to a one-year non-solicitation period concerning the hiring of the Company’s employees and the solicitation of its clients, among other restrictions.

●

On August 18, 2025, the Board of Director’s of the Company adopted resolutions to amend the Company’s Bylaws to provide that the holders of 33 1/3% of the voting power of the stock issued and outstanding and entitled to vote, present in person or represented by proxy, will constitute a quorum at all meetings of the stockholders for the transaction of business; and where a separate vote by a class or series or classes or series is required, the holders of 33 1/3% of the voting power of the issued and outstanding shares of such class or series or classes or series, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter. The Company’s Bylaws previously provided that the holders of a majority of the voting power of the stock issued and outstanding (and with respect to a separate class or series vote, just such class or series) and entitled to vote, present in person or represented by proxy, would constitute a quorum at all meetings of the stockholders for the transaction of business.

●	On September 26, 2025, the Board of Directors of the Company appointed Chan Meng Chunas the Company’s Executive Director, effective September 26, 2025. Mr. Chan Meng Chun and the Company entered into an executive employment agreement dated as of September 26, 2025 (the “Agreement”), pursuant to which Mr. Chan Meng Chun was appointed as the executive director of the Company, effective as of September 26, 2025. Mr. Chan Meng Chun is entitled to receive a total of $120,000 worth of shares of common stock of the Company on an annual basis, issued prorated on a monthly basis, calculated based on the Volume Weighted Average Price (VWAP) of the Company’s shares for the respective month of issuance. In addition, Mr. Chan Meng Chun is entitled to receive an aggregate of 199,912 shares of common stock upon completion of three (3) months of services with the Company, subject to applicable vesting schedules and other restrictions, in accordance with the Company’s equity compensation plan. During the term of the Agreement, either party may terminate the Agreement by providing one hundred twenty (120) days’ written. For a period of six (6) months following termination, Mr. Chan Meng Chun shall not be (unless with the approval of Board), either alone or in association or partnership with or as an employee, principal, agent, director, manager, member, shareholder, unit-holder, beneficiary or trustee of, as a consultant or adviser to any person or otherwise, or directly or indirectly engaged or concerned with or interested in any other business which is in any respect in competition with or similar to any part of the business carried out by the Company.

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

TADAA TECHNOLOGIES has collaborated with the Ministry of Domestic Trade and Cost of Living (KPDN) for the launch of the ‘Payung Rahmah’ program (ZCITY RAHMAH Package). This program offers a comprehensive package of living essential e-vouchers on the ZCITY app for items such as petrol, food, and bills. TADAA TECHNOLOGIES users will be able to purchase vouchers for these items at reduced prices, thereby assisting low-income Malaysians and helping to address this societal challenge.

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

Set out below is an illustration of some of our key partnerships by category:

Retail Merchant Agreements. We have retail merchant agreements with merchants which together own more than 100 offline food and beverage franchises in Malaysia. Each of these retail merchants have signed our standard retail merchant agreement which allow merchants to sell their products on the ZCITY App for which we receive a commission ranging from 1% to 10% depending on the category of goods or services being purchased on the ZCITY App. These agreements also provide that each party may use the intellectual property marks of the other party without charge. These agreements may be terminated by either party with 30 days’ notice.

Services Partners Agreements. We have service provider agreements with Coup Marketing Asia Pacific Sdn. Bhd. D/B/A Pay’s Gift and MOL Access Portal Sdn. Bhd. D/B/A Razer Gold in which Pay’s Gift and Razer Gold provide us with e-vouchers for use on the ZCITY App that provide users with discounts on goods and services of many top multinational and lifestyle brands, including gas, clothing, fast food, movie theaters and others. We pay the service partner for the cost of the e-voucher plus a service fee. These contracts provide for the use by us of the trademarks of the service providers and may be terminated at any time with 30 days’ notice. TADAA Technologies has also entered into an agreement with Apigate Sdn Bhd, a wholly-owned subsidiary of Axiata Digital, branded as Boost Connect. This agreement was entered into on July 28, 2023, and commenced on the same date, July 28, 2023. It shall continue until March 1, 2024. Apigate Sdn Bhd is a global digital monetization and customer growth platform ecosystem provider, which offers us the services for the reselling of digital vouchers.

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

TADAA Technologies Sdn. Bhd (formerly known as ZCity Sdn Bhd and Gem Reward Sdn Bhd), has entered into a business partner agreement with CIMB Bank to establish a payment gateway. This agreement enables users to conveniently make payments using their CIMB Bank credit and debit cards. Additionally, users have the added benefit of enjoying rewards for their spending at TADAA Technologies through this partnership.

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

TADAA Technologies’s revenues are generated from a diversified mix of:

●	e-commerce activities for users;

●	services to merchants to help them grow their businesses; and

●	membership subscription fees.

The revenue streams consist of “Consumer Facing” revenues and “Merchant Facing” revenues.

The revenue streams can be further categorized as following: (1) product and loyalty program revenue, (2) transaction revenue, and (3) agent subscription revenue. Please see “Management’s Discussion and Analysis - Revenue Recognition.”

Our Competitive Strengths

Powerful, Unique and Integrated App. We have designed an application - the ZCITY App - which serves both consumers and merchants in ways that concurrently maximize value creation and enhance the shopping experience. Furthermore, through the application of our proprietary developed AI technology, we can offer consumers a more personalized and targeted rewards offering/experience.

Unique Loyalty Program. Operating under our hashtag #RewardsOnRewards, we believe our RP program increases user engagement and loyalty. Through consumer redemption and platform issuance of RP, we believe our system is advantageous to both consumers and merchants.

Attractive Markets. We currently operate in Malaysia, which according to the IMF is expected to average annual growth rate of 4.5% GDP growth over the next five years.14 See Part I, Item 1.“Business - Market Opportunity.”

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

Intellectual Property Matters

Our technology and ZCITY App are comprised of copyrightable and/or patentable subject matter licensed by our Malaysian subsidiaries, TADAA Technologies. Our intellectual property assets include trade secrets associated with our software platform. We have successfully carried out development of our multilayer cloud-based software platform based upon our reliance on third parties for payment and reward points deployment. As a result, we can monetize our software by making it available in locations such as the Apple iOS Store, Google Play Store, Huawei AppGallery and compatible with existing payment systems depending on the country’s regulatory requirements. We are currently focusing on using our intellectual property in Malaysia and plan to expand further into Southeast Asia as part of our strategy. The loss of all of these third-party payment facilitators could not be easily replaced and therefore could materially affect our business and results of operations.

Trademarks. TADAA Technologies has filed one trademark application stylized as “” with the trademark offices of Malaysia. The name and mark, ZCITY App and other trade names and service marks of TADAA Technologies in this prospectus are our property.

Patents. TADAA Technologies has filed one patent application entitled “A Revenue Allocation System” with the Patents Registration Office of Malaysia.

We manage all our intellectual property matters in Malaysia including the registration of patents, trademarks, trade names, and service marks in the name of TADAA Technologies, our subsidiary in Malaysia. While we have not delineated each of our trademarks, the foregoing constitutes our material trademarks. Without prejudice to the generality of foregoing, TADAA Technologies is, inter alia, the direct owner of the registered trademark “ZCITY” in connection with artificial intelligence software, electronic payment services, loyalty programs, SaaS platforms, and other subsets of our business.

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

Our ZCITY App’s server is hosted on the AWScloud and is compliant with SOC2, which we believe securely manages our data across six aspects:

●	Security - protects the system resources against unauthorized access. Apply security group rules as security control. Enabled AWS WAF rule for more protection. AWS WAF (Web Application Firewall) is a managed security service provided by Amazon Web Services (AWS) that helps protect web applications from various web-based attacks. It acts as a protective layer between your web applications and the internet, allowing you to control and monitor incoming traffic to your web applications.

●	Availability - makes sure the server accessibility meets the SLA. Regularly review and report on server availability metrics to track performance against SLA targets. Provide transparent reporting to stakeholders, including customers, about server uptime and downtime. Moreover, continuously monitor and analyze server performance data (AWS) to identify areas for improvement. Implement optimizations to enhance server availability and performance over time.

●	Processing integrity - data process monitoring couple with quality assurance procedures can help ensure processing integrity.

●	Confidentiality - data is encrypted during network transmission. Subscripted to the cloud flare service, which offers a range of services to protect websites, applications, and company data.

●	Privacy - data collection, use, retention, disclosure and disposal of personal information in conformity.

●	Backup - Enabled AWS Backup service. It helps you centralize and automate the backup of data across various AWS services and on-premises resources. AWS Backup is designed to be efficient, scalable, and reliable.

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

The controls for restricting user access to our system and data, include:

1)	User authorization

2)	Maintaining the user access log

3)	Periodic review user access

4)	Revoking user access

5)	Managing Privileged User access

6)	Separation of Duties to reduce the risk of misuse of client code and assets

7)	Change management, risk management and issue management are exercised as part of Management Reviews

29	Disaster Recovery - First-in-class automated disaster recovery mechanism with multi-AZ support https://docs.aws.amazon.com/whitepapers/latest/disaster-recovery-workloads-on-aws/disaster-recovery-options-in-the-cloud.html

Litigation

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We believe that we do not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

Properties

We lease and maintain our offices at located at 276 5th Avenue, Suite 704 #739, New York, New York 10001 andB03-C-13A, Menara 3A, KL Eco City, No. 3 Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

Human Capital Resources

As of June 30, 2025, we had a total of 12 full-time employees. We engage consultants on an as-needed basis to supplement existing staff. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.

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

Available Information

Our corporate website address is https://treasureglobal.org. Our ZCITY website address is https://zcity.world. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investors” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

We have incurred substantial operating losses since our inception. For the year ended June 30, 2025, we had approximately $0.2 million cash on hand, an accumulated deficit of approximately $61.4 million at June 30, 2024, a net loss of approximately $23.4 million for the year ended June 30, 2025, and approximately $9.5million net cash used by operating activities for the year ended June 30, 2025. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we will be able to effectively market our products.

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

We have entered into material contracts with a number of companies that directly or indirectly provide the goods and services that appear on our ZCITY App. The majority of these contracts can be terminated by any party with 30 days’ notice. The contract with iPay88 (the “iPay88 Agreement”), which provides the payment gateway for many of the brands that can be accessed through the ZCITY App, has no termination clause which means that iPay88 could terminate the iPay88 Agreement without any notice. If one or more of these contracts were not renewed or were terminated and we were not able to enter into agreements with others that could replace these services, the ZCITY App could lose material features and in turn we could find it harder to maintain and grow our user base, which would have a material adverse effect on our business. For a description of these material contracts See “Business - About ZCITY App.”

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

We were founded in 2020 and TADAA Technologies was founded in 2017 and since our inception have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for software platforms that provide features and functionality to create the entire lifestyle ecosystem. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our ZCITY App addresses, the entry of competitive products or the success of existing competitive products. Any expansion of the market our ZCITY App addresses depends upon a number of factors, including the cost, performance and perceived value associated with such solutions. If the market our ZCITY App addresses does not achieve significant additional growth or there is a reduction in demand for such solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products or decreases in corporate spending, it could have a material adverse effect on our business, results of operations and financial condition.

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

Cybersecurity incident and ongoing cyber risk

We operate cloud-based systems and third-party integrations to support our platform and software services. In May 2025 we detected unauthorized changes to our domain, DNS, and email configurations, which caused us to suspend operations on our ZCITY App for 44 days, however no evidence of data exfiltration or compromise involving customer data, financial information, or internal systems was found and the incident did not have any material adverse effect on our business or financial prospects. We have increased our security protocols and migrated to a new domain for our ZCity App. However, cybersecurity events may recur and could result in operational disruption, loss of data, regulatory inquiries, litigation, reputational harm, and additional costs for response and remediation. If any of these events were to occur it could have a material adverse effect on our business and financial condition.

Customer and prepayment concentration

A limited number of customers and counterparties accounted for a meaningful portion of our revenues, receivables and prepayments. If a major customer reduces or delays orders, or if prepayments to project counterparties are not realized as planned, our results of operations and liquidity could be adversely affected, including potential impairments or allowances.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a comprehensive cybersecurity program designed to protect our information systems and digital assets, including identity and access management controls, network security monitoring, employee awareness training, and periodic third-party assessments. Our cybersecurity policies are reviewed by management and overseen by the board’s audit committee at least annually. We regularly evaluate emerging threats and update our security controls and incident-response procedures accordingly.

Incident and Remediation Summary

In May 2025, we detected unauthorized changes to our domain, DNS, and email configurations originating from administrative credentials retained by a former employee. The impact was limited to a brief email-routing disruption; all production systems remained fully operational. Based on internal reviews and independent external assessment, we found no evidence of data exfiltration or compromise involving customer data, financial information, or internal systems, and the issue was contained on the same day it was discovered.

Upon detection, we immediately purged and rotated credentials across all critical systems, enforced company-wide multi-factor authentication, closed orphaned accounts, and moved registrar and DNS administration under centralized secure access controls. We also hardened email authentication (SPF, DKIM, DMARC), implemented registry-level domain locks and DNSSEC, and completed a secure migration of domain and DNS records to a new registrar environment.

We have since completed a forensic investigation, automated off-boarding and access-revocation processes, established 24/7 SIEM/SOC monitoring for identity and domain anomalies, and conducted targeted cybersecurity training. Our domain, DNS, and email operations are now fully stabilized and secured, with quarterly access reviews and ongoing monitoring to ensure continued resilience.

The incident did not have a material impact on our operations or financial condition.

Item 2. Properties.

Our principal executive offices are located at 276 5th Avenue, Suite 704 #739, New York, New York 10001 and B03-C-13A, Menara 3A, KL Eco City, No. 3 Jalan Bangsar, 59200 Kuala Lumpur, Malaysia. We lease and maintain our offices, and we currently do not own any real estate.

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

Holders

As of June 30, 2025, there were 18 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted an equity compensation plans as of June 30, 2025. The Board and the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the Treasure Global Inc 2025 Equity Incentive Plan (the “2025 Plan”), and the Company intends to submit the approval of the 2025 Plan to the stockholders of the Company on August 29, 2025. Notwithstanding the foregoing, because the Company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2025, the registrant has granted or issued the following securities of the registrant that were not registered under the Securities Act, as amended.

(a) Issuance of Capital Stock.

On October 7, 2025, Treasure Global Inc (the “Company”) entered into a subscription agreement (the “Agreement”) with two Malaysian individuals, Chuah Su Chen and the Company’s director Chan Meng Chun (together with Chuah Su Chen, the “Investors”). Subject to the terms and conditions set forth in the Agreement, the Company desires to issue and sell to each Investor, and each Investor desires to subscribe for, an aggregate amount of USD200,000.00 in the Company for the allotment and issuance of common stock of the Company (“the Shares”) for the purchase price of $1.16 per share, which represents the closing price of the Company’s common stock on the Nasdaq Capital Market on October 6, 2025. The offering and sale of the Shares were made in reliance upon the exemption from the registration provided by Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), as the transactions were completed outside the United States with non-U.S. persons. The Shares are subject to transfer restrictions and may not be offered to be sold in the United States absent registration or an applicable exemption under the Securities Act.

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification (the “Services”) TGL agrees to pay OCTA a total fee of $2,800,000.00 (“Service Fees”) to OCTA and/or its nominees. The Service Fees shall be due and earned upon execution of this Agreement. The Service Fees shall be utilized by TGL for the Services provided by OCTA at any time during the Term of this Agreement. This includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000.00 per month, starting from the delivery of the first mini-game module, for the ongoing technical support outlined in this Agreement. The Service Fees shall include all taxes and disbursement (“Other Expenses”) due and payable to OCTA in rendering the Services under this Agreement. All such Other Expenses incurred by OCTA will be justified to TGL with valid and relevant reasons to the satisfaction of TGL. TGL shall have the sole and absolute discretion to approve such charges or claims provided that such approval shall not be unreasonably withheld by TGL. The Service Fees shall be payable by TGL to OCTA and/or its nominees via the issuance of Three Million and Five Hundred Thousand (3,500,000) shares of common stock, par value $0.00001 of TGL (the “TGL Shares”) at a determined issuance price of $0.80 per TGL Share. The TGL Shares shall be issued on a restricted basis for a period of six (6) months pursuant to the requirements of the Securities Act 1933, Rule 144. On the True-Up Date, which means the expiry date of the sixth (6th) month from the day of the issuance of TGL Shares to Octa, in the event that the 30-Day VWAP of the TGL Shares to be issued pursuant to the Agreement falls below the amount of $0.80, then TGL shall issue to OCTA additional TGL Shares equal to the difference between the Service Fees and the value of the TGL Shares on the True Up Date within fourteen (14) business days from the True Up Date.

On October 29, 2024, the Company entered into a certain service agreement (the “Agreement”) with V GALLANT SDN BHD (“V Gallant”), a private company incorporated in Malaysia. Pursuant to the Agreement, the Company engaged V Gallant for its generative AI solutions and AI digital human technology services (the “Services”) in accordance with the terms and conditions therein. The Company agreed to pay V Gallant a total consideration of USD16,000,000 (the “Fees”) to V Gallant and/or its nominees for the Services and all associated hardware and software under the Agreement. The Fees shall be payable by the Company to V Gallant and/or its nominees via the issuance of shares of common stock, par value $0.00001 per share (“TGL Shares”) at a determined issuance price of $0.67 per TGL Share in the following manner: (1) the first instalment, constituting a down payment of fifty percent (50%) of the Fees, being $8,000,000), shall be due upon execution of this Agreement; and (2) the remainder, constituting fifty percent (50%) of the Fees, being $8,000,000, shall be paid in twelve (12) equal monthly instalments, commencing from January 31, 2025, with each payment due on the last day of each calendar month, until December 31, 2025, unless otherwise mutually agreed in writing by the TGL and V Gallant. The TGL Shares will be issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

Overview

Treasure Global Inc is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. TGL has no substantive operations other than holding all of the outstanding shares of TADAA Technologies Sdn. Bhd. (“TADAA Technologies”), (formerly known as ZCity Sdn Bhd and Gem Reward Sdn. Bhd, underwent a name change on July 31, 2025 and July 20, 2023, respectively) and TADAA Ventures Sdn. Bhd. (formerly known as VWXYZ Venture Sdn Bhd, underwent a name change on July 29, 2025). It was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

Prior to March 11, 2021, TGL and TADAA Technologies were separate companies under the common control of Kok Pin “Darren,” Tan which resulted from Mr. Tan’s prior 100% ownership of TGL and his prior 100% voting and investment control over TADAA Technologies pursuant to the Beneficial Shareholding Agreements. For a more detailed description of the Beneficial Shareholding Agreements and Mr. Tan’s common control over TGL and TADAA Technologies see Part I, Item 1. “Business – Corporate Structure.”

On March 11, 2021, TGL and TADAA Technologies were reorganized into a parent subsidiary structure pursuant to the Share Swap Agreement in which TGL exchanged the swap shares for all of the issued and outstanding equity of TADAA Technologies. Pursuant to the Share Swap Agreement, the purchase and sale of the swap shares was completed on March 11, 2021, but the issuance of the swap shares did not occur until October 27, 2021 when TGL amended its certificate of incorporation to increase the number of its authorized common stock to a number that was sufficient to issue the swap shares. As a result of the Share Swap Agreement, (i) TADAA Technologies became the 100% subsidiary of TGL and Kok Pin “Darren” Tan no longer had any control over the TADAA Technologies ordinary shares and (ii) Kok Pin “Darren” Tan the Initial TADAA Technologies Stockholders and Chong Chan “Sam” Teo owned 100% of the shares of TGL common stock (Kok Pin “Darren” Tan owning approximately 97%). Subsequent to the date of the Share Swap Agreement, Kok Pin “Darren” Tan transferred 9,529,002 of his 10,000,000 shares of TGL common stock to 16 individuals and entities and currently owns less than 5% of our common stock.

-TADAA Technologies Operation

We have created an innovative online-to-offline e-commerce platform business model offering consumers and merchants instant rebates and affiliate cashback programs, while providing a seamless e-payment solution with rebates in both e-commerce (i.e., online) and physical retailers/merchant (i.e., offline) settings.

Our proprietary product is an application branded “ZCITY App,” which was developed through TADAA Technologies. The ZCITY App was successfully launched in Malaysia on June 2020. TADAA Technologies is equipped with the know-how and expertise to develop additional/add-on technology-based products and services to complement the ZCITY App, thereby growing its reach and user base.

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

Recent Development

- Corporate Development

On February 11, 2025, we signed a share purchase agreement to acquire a 51% stake in Tien Ming Distribution Sdn Bhd to expand FMCG fulfilment and logistics capabilities. The transaction was subsequently terminated and no business combination was recognized for the year ended June 30, 2025.

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

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of June 30, 2025, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025 . Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of June 30, 2025, Alumni Capital has purchased approximately $11.7 million worth of the Company’s common stock, totaling 3,163,680 shares. The Company has received approximately $11.7 million in net proceeds as of June 30, 2025.

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into us for 71,333 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $16.5 (the “Offering”). As of June 30, 2025, the Company has issued 71,333 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

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

Since July 2024, we formalized agreements to develop and implement a Smart Campus System at ELMU University in Nilai, Malaysia. Leveraging our expertise in infrastructure management, we worked with ELMU University to deploy an automated smart campus system that will enhance resource management across the campus, with a strong focus on optimizing electricity usage through integrated software and hardware solutions. During fiscal 2025, following further discussions on program priorities and timing, the parties concluded the engagement. We have ceased work and demobilized. No further performance obligation remains under this engagement.

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

On October 29, 2024, we entered into a service agreement with V Gallant Sdn Bhd to provide generative AI solutions and AI digital human technology services. On March 24, 2025, we executed a supplemental letter expanding the scope of that agreement to require V Gallant to provide and manage GPU servers, network infrastructure, cloud integration, security measures, AI tools, and user environments to support AI cloud infrastructure.

On March 24, 2025, we executed a supplemental letter expanding the scope of that agreement to require V Gallant to provide and manage GPU servers, network infrastructure, cloud integration, security measures, AI tools, and user environments to support AI cloud infrastructure. During fiscal 2025 we advanced software and AI infrastructure development.

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

Consumers are attracted to TADAA Technologies by the breadth of personalized deals/rewards and the interactive user experience our platform offers. The number and volume of transaction completed by our member consumers is affected by our ability to continue to enhance and expand our product and service offerings and improve the user experience.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as June 30, 2025, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of June 30, 2025, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2024	2024	2024	2025	2025
Number of new registered user (1)	12,405	293	2,016	1,467	88
Number of active users (2)	41,458	25,216	21,734	10,647	4,887
Number of new participating merchants	-	-	-	-	-

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2024	2024	2024	2024	2025
Accumulated registered users	2,701,189	2,704,482	2,706,498	2,707,965	2,708,053
Accumulated Participating merchants	2,027	2,027	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of June 30, 2025. As of June 30, 2025, we recorded 2,708,053 registered users and 4,887 active users on the ZCITY platform. On average, our registered user base has grown by approximately 0.1% over the past five quarters, while our active user numbers have experienced an average decrease of 32.0%.

The decline in growth of registered users and active users over the past five quarters, as of June 30, 2025, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of June 30, 2025 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
April 1, 2024	June 30, 2024	2,701,189	26,819	1.0%
July 1, 2024	September 30, 2024	2,704,482	25,216	0.9%
October 1, 2024	December 31, 2024	2,706,498	21,734	0.1%
January 1, 2025	March 31, 2025	2,707,965	10,647	0.4%
April 1, 2025	June 30, 2025	2,708,053	4,887	0.2%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of June 30, 2025 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
April 1, 2024	June 30, 2024	26,819	4,634	22,185	46.5%	53.5%
July 1, 2024	September 30, 2024	25,216	3,293	21,923	18.3%	81.7%
October 1, 2024	December 30,2024	21,734	2,016	19,718	21.8%	78.2%
January 1, 2025	March 31, 2025	10,647	1,467	9,180	57.8%	42.2%
April 1, 2025	June 30, 2025	4,887	88	4,799	54.9%	45.1%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the years ended June 30, 2025 and 2024

Revenue

Our breakdown of revenues by categories for the years ended June 30, 2025 and 2024, respectively, is summarized below:

	For the Years Ended June 30,				Change
	2025	%	2024	%	%

Product and loyalty program revenue	$619,897	26.6%	$21,455,862	97.2%	(97.1)%
Transaction revenue	127,127	5.5%	61,241	0.3%	107.6%
Member subscription revenue	103,533	4.4%	375,949	1.7%	(72.5)%
Sublicence revenue	-	-%	173,777	0.8%	(100.0)%
Customized software development service	1,480,000	63.5%	-	-%	100.0%
Total revenues	$2,330,557	100.0%	$22,066,829	100%	(89.4)%

Total revenues decreased by approximately $19.7 million or 89.4% to approximately $2.3 million for the years ended June 30, 2025 from approximately $22.1 million for the years ended June 30, 2024. The decrease was mainly attributable to the decrease in product and loyalty program revenue offset by increase in revenue from customized software development service .

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. In addition, we also engage in sales of food and beverage products through our subsidiaries, Morgan and AY Food, despite they were disposed in May 2024. The product and loyalty program revenue decrease by approximately $20.8 million or 97.1% to approximately $0.6 million for the years ended June 30, 2025 from approximately $21.5 million for the same period in 2024. The decline in revenue was primarily driven by the company’s strategic decision to streamline its product line, with a particular focus on eliminating lower-margin products, mainly e-vouchers. In addition, the decrease was attributable our strategic decision to reduce spending on customer rewards and marketing campaigns in order to enhance cost-effectiveness and profitability in our operations. This reduction in customer incentives and marketing expenditures resulted in a decrease in the platform’s appeal to both existing and potential customers, ultimately leading to a decline in revenue for the current period.

Transaction revenue

Transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales and service transactions, as well as for payment services facilitated between merchants and their customers online. Our transaction revenue increased by 107.6%, reaching approximately $127,000 for the years ended June 30, 2025, compared to approximately $61,000 for the same period in 2024. This growth was driven by our recent partnership with Credilab Sdn. Bhd. (“CLSB”), a third-party credit services provider. Through this partnership, we introduced our portfolio clients from TADAA Technologies to CLSB’s credit service platform. In return, CLSB agreed to pay us a transaction fee upon successful transactions and share 50% of the revenue derived from these Portfolio Clients.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the years ended June 30, 2025, member subscription revenue decreased by 72.5% to approximately $0.1 million, from approximately $0.4 million for the same period in 2024. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program. As of June 30, 2025 and 2024, we had 27,620 and 28,927 customers who subscribed to our Zmember program, respectively.

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

Cost of revenue

Our breakdown of cost of revenue by categories for the years ended June 30, 2025, and 2024, respectively, is summarized below:

	For the Years Ended June 30,		Change
	2025	2024	%

Product and loyalty program revenue	$206,106	$21,057,386	(99.0)%
Sublicense revenue	-	193,381	(100.0)%
Customized software development service	454,626	-	(100.0)%
Total cost of revenue	$660,732	$21,250,767	(96.9)%

Cost of revenue primarily consists of purchases of gift cards or “E-voucher” PIN codes, healthcare products, and food and beverage products, which are directly attributable to our product revenue. It also includes monthly license payments made to our licensor to maintain our right to use the Trademark, which supports our sublicense revenue. In addition, cost of revenue includes both in-house labor and outsourced labor costs related to customized software development services. Total cost of revenue decreased by approximately $21.0 million, or 96.9%, for the years ended June 30, 2025, compared to the same period in 2024. The decrease was consistent with the decline in our revenue.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024	Change	Percentage Change

Product and loyalty program revenue
Gross profit	$413,791	$398,476	$15,315	3.8%
Gross margin	66.8%	1.9%	64.9%

Transaction revenue
Gross profit	$127,127	$61,241	$65,886	107.6%
Gross margin	100.0%	100%	-%

Member subscription revenue
Gross profit	$103,533	$375,949	$(272,416)	(72.5)%
Gross margin	100.0%	100%	-%

Sublicense revenue
Gross (loss) profit	$-	$(19,604)	$19,604	100.0%
Gross margin	-%	(11.5)%	11.5%

Customized software development service revenue
Gross (loss) profit	$1,025,374	$-	$1,025,374	100.0%
Gross margin	69.3%	-%	69.3%

Total
Gross profit	$1,669,825	$816,062	$853,763	104.6%
Gross margin	71.6%	3.7%	67.9%

Our gross profit for the year ended June 30, 2025, amounted to approximately $1.7 million as compared to approximately $0.8 million for the same period in 2024, reflecting an increase of approximately $0.8 million or 104.6%. Our gross margin improved to 71.6% for the year ended June 30, 2025 from 3.7% for the same period in 2024, representing an enhancement of 67.9% in our gross margin percentage.

The increase in gross profit and gross profit margin for the years ended June 30, 2025, was primarily attributable to our engagement in a customized software development project during the period, which generated approximately $1.0 million in gross profit. This project carried a relatively high gross profit margin of approximately 77.8%, which boosted our overall gross profit margin for the year ended June 30, 2025.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $0.1 million and $1.8 million for the years ended June 30, 2025 and 2024, respectively, representing a decrease of approximately $1.6 million or 92.6%. The decrease was mainly attributable to a decrease in marketing and promotion expense of approximately $1.2 million related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the years ended June 30, 2025 and 2024, we incurred approximately $34,000 and $0.4 million, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $3.6 and $4.5 million for the years ended June 30, 2025 and 2024, respectively, representing a decrease of approximately $0.9 million or 19.5%. The decrease was primarily attributed to decrease salary expenses of approximately $0.8 million, decrease of professional fee of approximately $0.4 million, decrease of D&O insurance of approximately $0.6 million, and decrease of depreciation and amortization expense of approximately $0.2 million to promote our operation effectiveness.

Research and development expenses

Research and development expense amounted to approximately $0.2 million and $0.5 million for the years ended June 30, 2025 and 2024, respectively, representing 58.0% increase as we incurred more spending in A.I related infrastructure development. The increase primarily reflects costs for software engineering, cloud infrastructure and GPU-related development supporting the live-streaming/AI program described in “Business Development.”

Long-live assets impairment

Long-live assets impairment amounted to approximately $19.5 million and $0 for the years ended June 30, 2025 and 2024, respectively, representing 100.0% increase as we incurred $19.5 million impairment in our intangible assets.

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $0.3 million and $0.1 million for the years ended June 30, 2025, and 2024, respectively. The stock-based compensation incurred for the years ended June 30, 2025 and 2024, was related to compensation paid to our executive officer as part of their compensation plan and third party for professional service. The increase in stock-based compensation during the year ended June 30, 2025, was primarily attributable to the our decision to grant additional equity incentives to our executive officer in order to align their interests with those of our shareholders and to encourage their continued commitment toward supporting the our long-term growth.

Other income (expense), net

Other expense, net, amounted to approximately $1.0 million and $0.5 million for the year ended June 30, 2025 and 2024, respectively. This change was primarily attributable to (i) an increase in the gain from the change in fair value of derivative liabilities of approximately $1.8 million, (ii) a decrease in unrealized loss of approximately $0.7 million on marketable securities received as service consideration in connection with the development of an artificial intelligence–powered travel platform, (iii) a decrease in amortization of debt discount of approximately $0.4 million as the convertible notes were fully converted during the year ended June 30, 2024. These increases were partially offset by a decrease in other income of approximately $0.7 million, as we recognized other income from software development services, net of cost, during the year ended June 30, 2024, but did not recognize similar income in the same period of 2025, and (v) and increase in share-based compensation adjustment of approximately $2.7 million which was attributable to our agreement to settle additional share compensation requested by V Gallant Sdn. Bhd. pursuant to the Service Agreement dated October 29, 2024, as supplemented on March 28, 2025, to reflect the decline in our share price.

Provision for income taxes

Provision for income taxes amounted to approximately $349,000 and $40,000 for the years ended June 30, 2024 and 2023. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the years ended June 30, 2025 and 2024, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

We generated net loss of approximately $23.4 million and $6.6 million for the years ended June 30, 2025 and 2024, respectively, representing a change of approximately $6.4 million. The change was primarily attributable to the factors discussed above.

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

As of June 30, 2025 and 2024, we had approximately $0.2 million, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

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

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of June 30, 2025, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of June 30, 2025, Alumni Capital has purchased approximately $11.7 million worth of the Company’s common stock, totaling 3,163,680 shares. The Company has received approximately $11.7 million in net proceeds as of June 30, 2025.

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into us for 71,333 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $16.5 (the “Offering”). As of June 30, 2025, the Company has issued 71,333 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

Despite receiving the proceeds from various offerings, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the years ended June 30, 2025 and 2024:

	For the Years Ended
	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(9,481,499)	$(4,712,806)
Net cash used in investing activities	(5,771,193)	(252,614)
Net cash provided by financing activities	15,433,587	350,473
Effect of exchange rate on cash and cash equivalents	(144,013)	221,326
Net change in cash and cash equivalents	$36,882	$(4,393,621)

Operating Activities

Net cash used in operating activities for the years ended June 30, 2025 was approximately $9.3 million and was mainly comprised of the net loss of approximately $23.4 million, non-cash item of gain in change in fair value of derivative liabilities of approximately $1.8 million, increase in accounts receivable of approximately $1.6 million due to additional sales to new service partnership with Reveillon Group Limited but not yet collected, increase of other receivable and other assets of approximately $7.0 million which mainly includes approximately $3.6 million prepayment to certain vendors for technical and maintenance service and approximately $5.7 million of collaboration deposit made to Credilab Sdn. Bhd. (“CLSB”), decrease in customer deposits of approximately $75,000, as we recognized member service revenue in the current period from certain merchant prepayments made in the prior period, and decrease in contract liabilities of approximately $0.2 million, primarily as a result of increased revenue recognized from the ZCITY reward program due to a higher volume of customer reward redemptions, offset by non-cash items of depreciation, amortization, allowance for credit losses, stock-based compensation, long-live assets impairment and unrealized loss on marketable securities amounted to approximately $21.6 million, decrease of prepayment of approximately $0.1 million due to the utilization of prior-period prepayments for inventory purchases, and (iii) increase of approximately $2.9 million in other payables and accrued liabilities as we made approximately $2.7 million provision related to settlement of cash compensation requested by V Gallant Sdn. Bhd. pursuant to the Service Agreement dated October 29, 2024, as supplemented on March 28, 2025, to reflect the decline in our share price.

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

Investing Activities

Net cash used in investing activities for the year ended June 30, 2025 was approximately $5.9 million which mainly due to remittance of approximately $5.7 million to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients, and approximately $0.2 million prepayment of purchase consideration for acquisition of Tien Ming Distribution Sdn Bhd.

Net cash used in investing activities for the year ended June 30, 2024 was approximately $0.3 million, which was mainly due to purchase of equipment and intangible assets of approximately $17,000, and $0.2 million, respectively, for our operations used, and approximately $45,000 of cash released, net of cash received from disposal of Foodlink and its subsidiaries.

Financing Activities

Net cash provided financing activities the years ended June 30, 2025 was approximately $15.4 million, which mainly comprised of approximately $15.4 million net proceeds received from issuance of common stock through market offering, subscription agreement and share purchase agreement, approximately $64,000 proceed received from exercised of warrants, and loan proceed of approximately $51,000, offset by payments of insurance loan and related party loan of approximately $54,000.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of June 30, 2025 and 2024, we recorded $9,924 and $1,100 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the years ended June 30, 2025 and 2024, $0 and $483 write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of June 30, 2025 and 2024, we have provided allowance for credit loss of $1,078,353 and $212,758, respectively.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. $19,517,303 and $0 impairment for long-lived assets were recorded as of June 30, 2025 and 2024, respectively.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the consolidated statements of comprehensive income. For the years ended June 30, 2025 and 2024, we recorded an unrealized holding loss on marketable securities of approximately $0.2 million and 0.8 million, respectively.

Revenue recognition

Loyalty program

-	Performance obligations satisfied over time

Our TADAA Technologies reward loyalty program allows members to earn points on purchases that can be redeemed for rewards that include discounts on future purchases. When members purchase our product or make purchase with our participated vendor through TADAA Technologies, we allocate the transaction price between the product or service, and the reward points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the reward points is initially recorded as contract liability and subsequently recognized as revenue upon redemption or expiration.

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

Stock-based compensation

We account for stock-based compensation awards to officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. In June 2024, we executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. The fair value of the stock-based compensation which included common stock issued were equivalent to the predetermined monetary value. For the years ended June 30, 2025 and 2024, we have incurred stock-based compensation from our officer amounted to approximately $0.3 million and $0.1 million, respectively based on the vesting schedule from the Employment Agreements.

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

We account for the purchase warrants issued to Alumni Capital LP (“Alumni Capital”) as liabilities, which are remeasured at fair value at each reporting period, with changes in fair value recognized in our consolidated statements of operations. The fair value of these warrants is estimated using the Black-Scholes option pricing model, which requires the use of significant judgment and assumptions, including expected stock price volatility, risk-free interest rate, expected life of the warrant, and the market price and exercise price of our common stock. These assumptions are highly subjective and inherently uncertain, and changes in any of these inputs can materially affect the estimated fair value of the warrant liability.

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.20% to 171.88%, (2) risk-free interest rate of 3.72% to 4.37%, (3) expected life of 2.4 years to 2.8 years, (4) exercise price of $2.22 to $5.15 and (5) stock price of $1.62 to $19.50 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants was estimated to be $2,450,227.

The fair value of the warrants issued to Alumni Capital which was determined on June 30, 2025 by using the Black Scholes model using the following assumptions: (1) expected volatility of 162.92% to 167.27%, (2) risk-free interest rate of 3.71%, (3) expected life of 2.3 years, (4) exercise price of $1.20 to $2.05 and (5) stock price of $1.10 on June 30, 2025. Based on above assumption, the fair value of the warrants were estimated to be $383,885.

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
Treasure Global Inc

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure Global Inc and its subsidiaries (the “Company”) as of June 30, 2024 and 2025, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
Certified Public Accountants
PCAOB ID No: 1171

We have served as the Company’s auditor since 2023.

San Mateo, California

October 14, 2025

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S dollar, except for the number of shares)

	As of	As of
	June 30,	June 30,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236,895	$200,013
Investment in marketable securities	-	171,633
Accounts receivable, net	1,592,901	-
Inventories, net	13,184	27,467
Other receivables and other current assets, net	3,361,862	186,829
Other receivable, related party	13,723	12,246
Prepayments	304,771	358,526
Total current assets	5,523,336	956,714

OTHER ASSETS
Property and equipment, net	109,539	173,678
Intangible assets, net	3,044,877	3,130,936
Operating lease right-of-use assets	114,375	17,257
Other receivables and other assets, non-current, net	6,081,021	-
Total other assets	9,349,812	3,321,871

TOTAL ASSETS	$14,873,148	$4,278,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Related party loan, current portion	$5,134	$6,338
Insurance loan	40,490	38,371
Accounts payable	19,997	22,441
Customer deposits	-	70,080
Contract liability	872	188,748
Other payables and accrued liabilities	3,444,929	508,657
Other payables, related parties	494	761
Operating lease liabilities	36,606	17,257
Income tax payables	120,000	42,456
Total current liabilities	3,668,522	895,109

NON-CURRENT LIABILITIES
Derivative liabilities	383,886	-
Related party loan, non-current portion	-	2,743
Operating lease liabilities -non current	77,007	-
Total non-current liabilities	460,893	2,743
TOTAL LIABILITIES	4,129,415	897,852

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001; 600,000,000 shares authorized, 4,149,405 and 33,432 shares issued and outstanding as of June 30, 2025 and 2024, respectively*	41	-
Additional paid-in capital	72,023,252	41,171,844
Accumulated deficit	(61,407,562)	(38,030,074)
Accumulated other comprehensive income	128,002	238,963
TOTAL STOCKHOLDERS’ EQUITY	10,743,733	3,380,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,873,148	$4,278,585

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S dollar, except for the number of shares)

	For the Years Ended June 30,
	2025	2024

REVENUES	$2,330,557	$22,066,829

COST OF REVENUES	(660,732)	(21,250,767)

GROSS PROFIT	1,669,825	816,062

SELLING	(129,467)	(1,760,921)
GENERAL AND ADMINISTRATIVE	(3,630,621)	(4,511,488)
LONG-LIVE ASSETS IMPAIRMENT	(19,517,303)	-
RESEARCH AND DEVELOPMENT	(215,900)	(513,524)
STOCK-BASED COMPENSATION	(208,445)	(93,111)
TOTAL OPERATING EXPENSES	(23,701,736)	(6,879,044)

LOSS FROM OPERATIONS	(22,031,911)	(6,062,982)

OTHER (EXPENSE) INCOME
Other income, net	89,354	102,514
Interest expense	(4,999)	(74,920)
Net loss on marketable securities	(170,817)	(828,367)
Change in fair value of derivative liabilities	1,816,917	-
Share-based compensation adjustment	(2,726,545)	-
Other income from software developing service, net of cost	-	675,131
Amortization of debt discount	-	(358,284)
TOTAL OTHER EXPENSE, NET	(996,090)	(483,926)

LOSS BEFORE INCOME TAXES	(23,028,001)	(6,546,908)

PROVISION FOR INCOME TAXES	(349,487)	(39,715)

NET LOSS	(23,377,488)	(6,586,623)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(110,961)	411,580

COMPREHENSIVE LOSS	$(23,488,449)	$(6,175,043)

LOSS PER SHARE
Basic and diluted*	$(19.87)	$(383.54)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	1,176,722	17,173

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Stated in U.S dollar, except for the number of shares)

	COMMON STOCK*		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2023	5,115	$-	$31,485,736	$(31,443,451)	$(172,617)	$(130,332)
Net loss	-	-	-	(6,586,623)	-	(6,586,623)
Conversion of convertible note payable	1,360	-	1,811,070	-	-	1,811,070
Issuance of common stock to related parties for debts cancellation	519	-	321,562	-	-	321,562
Issuance of common stock for acquiring intangible assets	12,707	-	3,553,500	-	-	3,553,500
Issuance of common stock and prefunded warrants in public offering, net of issuance costs	7,433	-	3,457,306	-	-	3,457,306
Issuance of common stock at the market offering, net of issuance costs	1,898	-	431,811	-	-	431,811
Exercise of prefunded warrants into common stock	4,000	-	1,400	-	-	1,400
Issuance of common stock - non-employee stock compensation	400	-	82,000	-	-	82,000
Employee stock compensation	-	-	11,111	-	-	11,111
Capital contribution	-	-	16,348	-	-	16,348
Foreign currency translation adjustments	-	-	-	-	411,580	411,580
Balance as of June 30, 2024	33,432	-	41,171,844	(38,030,074)	238,963	3,380,733
Net loss	-	-	-	(23,377,488)	-	(23,377,488)
Issuance of common stock at the market offering, net of issuance costs	31,668	-	2,457,390	-	-	2,457,390
Issuance of common stock for software development	619,686	6	17,408,573	-	-	17,408,579
Employee stock base compensation	33,816	-	208,445	-	-	208,445
Issuance of common stock under subscription agreement	71,333	1	1,176,999	-	-	1,177,000
Issuance of common stock and warrant under share purchase agreement	3,163,680	32	11,737,239	-	-	11,737,271
Fair value of warrants allocated to derivative liabilities	-	-	(2,450,227)	-	-	(2,450,227)
Exercise of warrants into common stock	50,000	1	63,566	-	-	63,567
Cashless exercise of warrants into common stock	145,757	1	(1)	-	-	-
Fair value of derivative liabilities upon exercise of warrants	-	-	249,424	-	-	249,424
Rounding upon reverse stock split	45	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	(110,961)	(110,961)
Balance as of June 30, 2025	4,149,417	$41	$72,023,252	$(61,407,562)	$128,002	$10,743,733

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S dollar, except for the number of shares)

	For the Years Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,377,488)	$(6,586,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,970	117,907
Amortization of intangible assets	796,684	612,909
Amortization of debt discounts	-	358,284
Amortization of operating right-of-use assets	22,344	34,561
Allowance for credit losses	854,849	395,302
Inventories impairment	-	483
Stock-based compensation	208,445	93,111
Other income from software developing service	-	(1,000,000)
Gain from disposal of subsidiaries	-	(203,333)
Gain from disposal of motor vehicle	(19,646)	-
Change in fair value of derivative liabilities	(1,816,917)	-
Net loss on marketable securities	170,817	828,367
Long-live assets impairment	19,517,303	-
Change in operating assets and liabilities		-
Accounts receivable	(1,596,297)	(39,559)
Inventories	16,829	340,605
Other receivables and other assets	(7,110,970)	390,355
Prepayments	92,751	(113,183)
Accounts payable	(5,740)	264,745
Customer deposits	(75,108)	(90,086)
Contract liability	(201,457)	33,515
Other payables and accrued liabilities	2,901,795	(96,398)
Operating lease liabilities	(23,073)	(27,163)
Income tax payables	86,410	(26,605)
Net cash used in operating activities	(9,481,499)	(4,712,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(14,818)	(16,740)
Proceeds from sales of motor vehicle	38,864	-
Purchases of intangible asset	-	(191,119)
Prepayment of purchase consideration for business combination	(223,768)	-
Cash released from disposal of subsidiaries, net of cash received	-	(44,755)
Collaboration deposit	(5,572,287)	-
Proceeds from sale of investment in marketable securities	816	-
Net cash used in investing activities	(5,771,193)	(252,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in market offering	2,458,453	431,811
Proceeds from Issuance of common stock and warrant under share purchase agreement	11,737,271	-
Proceeds from Issuance of common stock under subscription agreement	1,177,000	-
Proceeds from issuance of common stock and prefunded warrants in Public Offering	-	3,457,306
Proceeds from exercise of warrants into common stock	63,567	-
Proceeds received from exercising prefunded warrants	-	1,400
Capital contribution	-	16,348
Proceed from insurance loan	51,211	-
Principal payments of insurance loan	(49,092)	(184,886)
Payments of related party loan	(4,823)	(4,215)
Other payable, related party	-	-
Repayments of convertible notes	-	(3,367,291)
Net cash provided by financing activities	15,433,587	350,473

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(144,013)	221,326

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,882	(4,393,621)

CASH AND CASH EQUIVALENTS, beginning of year	200,013	4,593,634

CASH AND CASH EQUIVALENTS, end of year	$236,895	$200,013

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$183,222	$29,957
Interest paid	$2,062	$51,333

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Fair value of common stock issued to consultant	$-	$82,000
Vesting of employee stock compensation	$208,445	$11,111
Conversion of convertible note payable, net of unamortized discounts	$-	$1,811,070
Right-of-use assets in exchange for operating lease liabilities	$113,243	$-
Financing insurance premium paid by insurance loan	$56,669	$62,965
Issuance of common stock for software development	$17,408,579	$-
Acquisition of intangible assets through settlement of other receivables	$620,000	$-
Marketable securities received as in exchange of software developing service	$-	$1,000,000
Issuance of common stock to related parties for debts cancellation	$-	$321,562
Issuance of common stock for acquiring intangible assets	$-	$3,553,500
Allocation of fair value of derivative liabilities for issuance of common stock	$2,450,227	$-
Fair value of derivative liabilities upon exercise of warrants	$249,424	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Treasure Global Inc. (“TGL” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. The Company has no substantive operations other than holding all of the outstanding shares of TADAA Technologies Sdn. Bhd (“TADAA Technologies”), (formerly known as ZCity Sdn. Bhd, and Gem Reward Sdn. Bhd, underwent a name change on July 31, 2024 and July 20, 2023, respectively). TADAA Technologies was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

On March 11, 2021, TGL completed a reverse recapitalization (“Reorganization”) under common control of its then existing stockholders, who collectively owned all of the equity interests of TADAA TECHNOLOGIES prior to the Reorganization through a Share Swap Agreement. TADAA TECHNOLOGIES is under common control of the same stockholders of TGL through a beneficial ownership agreement, which results in the consolidation of TADAA TECHNOLOGIES and has been accounted for as a Reorganization of entities under common control at carrying value. Before and after the Reorganization, the Company, together with its subsidiaries is effectively controlled by the same stockholders, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

The Company, through its wholly owned subsidiary, TADAA TECHNOLOGIES, engages in the payment processing industry and operate an online-to-offline (“O2O”) e-commerce platform known as “ZCITY”. The Company has extensive business interests in creating an innovative O2O e-commerce platform with an instant rebate and affiliate cashback program business model, focusing on providing a seamless payment solution and capitalizing on big data using artificial intelligence technology. The Company’s proprietary product is an internet application (or “app”) called “ZCITY App”. ZCITY App drives user app download and transactions by providing instant rebate and cashback. The Company aims to transform and simplify a user’s e-payment gateway experience by providing great deals, rewards and promotions with every use in an effort to make it Malaysia’s top reward and payment gateway platform.

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

During the years ended June 30, 2025, the Company launched a new revenue stream by providing customized software development services. This business line is part of the Company’s broader efforts to explore new growth opportunities and strengthen its capabilities in the technology and digital services sector.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accompanying  consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
TADAA Technologies Sdn. Bhd (formerly known as ZCity Sdn Bhd and Gem Reward Sdn. Bhd.) (“TADAA Technologies”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
TADAA Ventures Sdn. Bhd (formerly known as VWXYZ Venture Sdn. Bhd underwent a name change on July 29, 2025.) (“TADAA Ventures”) (2)	● ● ●	A Malaysian company Incorporated in July 2024 Holding company	100% owned by TGL
Foodlink Global Sdn. Bhd. (“Foodlink”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by TGL
Morgan Global Sdn. Bhd. (“Morgan”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink
AY Food Ventures Sdn. Bhd. (“AY Food”) (1)	● ● ●	A Malaysian company Incorporated in January 2023 Sub-licensing restaurant branding and selling and trading of foods and beverage products.	100% owned by Foodlink

(1)	Due to recurring loss from the operation of sub-licensing restaurant branding and the selling and trading of food and beverage products. The Company decided to dispose Foodlink and its subsidiaries. On May 24, 2024, the Company, Jeffrey Goh Sim Ik (the “Purchaser”) and Koo Siew Leng (the “Guarantor”) entered into a Share Sale and Purchase Agreement (the “Agreement”), in which the Company agreed to sell all of its equity interest in Foodlink and its subsidiaries Morgan and AY Food to the Purchaser, in exchange for a total of $148,500, of which shall be payable by the Purchaser to the Company as follows: (i) an initial deposit payable on May 24, 2024; and (ii) the balance of the purchase price payable in eight installment payments starting from May 24, 2024. The Company recognized a gain amounted to $203,333 for the year end June 30, 2024 from disposal of Foodlink and its subsidiaries. However, the disposal did not have material impact to the Company’s operations.

(2)	TADAA Ventures is a holding company incorporated in July 2024, under the laws of Malaysia. As of June 30, 2025, TADAA Ventures has no substantive operations.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, and various of public offerings.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $22.0 million for the year ended June 30, 2025; (2) accumulated deficit of approximately $61.4 million as of June 30, 2025; and (3) net operating cash outflow of approximately $9.3 million for the year ended June 30, 2025.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 22, 2024, the Company and H.C. Wainwright & Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of June 30, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of common stock which sell through or to the Manager.

On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the modification agreement (“Modification Agreement”) on January 21, 2025. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 of the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of June 30, 2025, Alumni Capital has purchased approximately $11.7 million worth of the Company’s common stock, totaling 864,180 shares. The Company has received approximately $11.7 million in net proceeds as of the date of the issuance of these consolidated financial statements.

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into the Company for 71,333 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $16.5 (the “Offering”). As of the date of the issuance of these consolidated financial statements, the Company has received aggregate net proceed of $1,177,000.

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

Enterprise-wide disclosure

The Company’s Chief Operating Decision Makers (CODM), which include the Chief Executive Officer and their direct reports, review financial information presented on consolidated basis. This information is accompanied by a breakdown of revenues from different revenue streams, facilitating resource allocation and financial performance evaluation. The reporting of operating segments aligns with the internal reports provided to the CODM, a group composed of specific members of the Company’s management team.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following the disposal of Foodlink and its subsidiaries on May 24, 2024, the Company ceased its involvement in the food and beverage product distribution and sublicensing operations. During the year ended June 30, 2025, the Company introduced a new revenue stream through customized software development services. As a result, the Company now operates through two reportable segments: (i) payment processing and e-commerce operation in its ZCITY platform, and (ii) customized software development as of June 30, 2025.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of June 30,
	2025	2024
Period-average MYR: US$1 exchange rate	4.21	4.72

	For the years ended June 30,
	2025	2024
Period-average MYR: US$1 exchange rate	4.40	4.69

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of software development, and sales of health care product on its ZCITY platform. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2025 and 2024, the Company recorded $9,924, and $1,100 of allowance for credit loss, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the years ended June 30, 2025 and 2024, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of refundable collaboration deposit related to the partnership agreement with Credilab Sdn. Bhd. In addition, other receivables and other current assets also include prepayment made by the Company to third parties for software development, cyber security service, director & officer liability insurance (“D&O Insurance), refundable advance to third party service provider, deposit for investment and other deposits.

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of June 30, 2025 and 2024, the Company provided allowance for credit loss of $1,078,353 and $212,053, respectively.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2025 and 2024, the Company did not record allowance for doubtful account against prepayment.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets, net

The Company’s acquired intangible assets with definite useful lives only consist of internal used software. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its internal use software with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated economic lives, which is determined to be approximately one to five years. As of June 30, 2025 and 2024, the Company recorded $19,517,303 and $0 impairment of intangible assets, respectively.

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and 2024, $19,517,303 and $0 impairment of long-lived assets was recognized.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the consolidated statements of comprehensive loss.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Customer deposits

Customer deposits represent amounts advanced by customers on service order. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy. Additionally, customer deposits also include unamortized member subscription revenue.

Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on the Company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations. The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). In addition, the Company through its subsidiaries, Morgan and AY Food, engages in sales of food and beverage products. Following the disposal of Foodlink and its subsidiaries on May 24, 2024, the Company ceased the operation in sales of food and beverage products. When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, computer products, and food and beverage product on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $0.1 million to support an average 53 days of sales during the year ended June 30, 2025, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

The Company recognizes the sales of E-vouchers, health care products, computer products, and food and beverage products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the years ended June 30, 2025 and 2024, approximately $34,000 and $0.4 million of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregated information of revenues by products/services are as follows:

	For the years ended June 30,
	2025	2024
Gift card or “E-voucher” revenue (1)	$118,431	$20,042,191
Health care products, computer products, and food and beverage products revenue (1)	298,722	1,289,846
Loyalty program revenue (1)	202,744	123,825
Transaction revenue (1)	127,127	61,241
Member subscription revenue (2)	103,533	375,949
Sublicense revenue (2)	-	173,777
Total revenues from ZCITY platform	850,557	22,066,829

Revenue from Customized software development (2)	1,480,000	-
Total revenue	$2,330,557	$22,066,829

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising costs

Advertising costs amounted to $99,656 and $1,280,393 for the years ended June 30, 2025 and 2024 respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team.

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $215,900 and $513,524 for the years ended June 30, 2025 and 2024, respectively.

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

Total expenses for the plans were $83,771 and $218,945 for the years ended June 30, 2025 and 2024, respectively.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the years ended June 30, 2025 and 2024.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended June 30, 2025 and 2024, 463,666 and 28 contingent shares to be issued to the investor, underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The fair value for certain assets and liabilities such as cash and cash equivalents, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, contract liabilities, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its related party loan, insurance loan, and convertible notes approximates fair value based on current yields for debt instruments with similar terms. The fair value of investment in marketable securities is based on market price in an active market (Level 1) at the end of each reporting period. The Company’s warrants issued to Alumni Capital under Share Purchase Agreement (see Note 13) is not traded in an active securities market (level 3); therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on grant date and at the end of each reporting period.

The following table presents information about the Company’s financial asset and liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and 2024:

	June 30, 2025	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Liabilities:
Derivative liabilities	$383,886	$-	$-	$383,886

	June 30, 2024	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)
				$
Assets:
Investment in marketable securities	$171,633	$171,633	$-	$-

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended June 30, 2025 and 2024:

Warrant issued under Share Purchase Agreement
Balance as of June 30, 2023	$-
Change in fair value of derivative liabilities	-
Balance as of June 30, 2024	-
Derivative liabilities recognized at grant date	2,450,227
Change in fair value of derivative liabilities	(1,816,917)
Exercised of warrants	(249,424)
Balance as of June 30, 2025	$383,886

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the years ended June 30, 2025 and 2024, the Company did not recognize impairment loss on its operating lease ROU asset.

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

-Recent accounting pronouncements adopted

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting: Improvements to reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosure required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2025, and applied the amendments retrospectively to all prior periods presented in these consolidated financial statements. Refer to Note 17 segment information.

-Recent accounting pronouncements not yet adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-07 will have on its consolidated financial statements.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Company’s consolidated financial statements.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 3 – Accounts receivable, net

	As of June 30, 2025	As of June 30, 2024

Accounts receivable	$1,602,825	$1,100
Provision for estimated credit losses	(9,924)	(1,100)
Total accounts receivable, net	$1,592,901	$-

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of June 30, 2025	As of June 30, 2024

Beginning balance	$1,100	$214
Addition	8,512	182,544
Disposal of subsidiaries	-	(180,792)
Exchange rate effect	312	(866)
Ending balance	$9,924	$1,100

Note 4 – Inventories, net

Inventories consist of the following:

	As of June 30, 2025	As of June 30, 2024

Gift card (or E-voucher)	$13,184	$27,467

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables and other current assets, net

	As of June 30, 2025	As of June 30, 2024

Collaboration deposits (i)	$5,572,287	$-
Deposits (ii)	210,172	120,880
Prepaid tax	1,768	20,752
Prepaid expense (iii)	62,341	45,201
Prepaid technical support and maintenance fee (v)	3,600,000	-
Software development deposit (iv)	725,994	84,823
Prepaid investment (vii)	228,942	-
Other receivable (vi)	119,732	127,226
Total other receivables and other current assets	10,521,236	398,882
Provision for estimated credit loss	(1,078,353)	(212,053)
Total other receivables and other current assets	$9,442,883	$186,829
Current	$3,361,862	$186,829
Non-current	$6,081,021	$-

(i)	On September 20, 2024, the Company entered into a partnership agreement (the “Partnership Agreement”) with Credilab Sdn. Bhd. (“CLSB”) for five years. Pursuant to the Partnership Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources, and market expertise to drive mutual benefit and growth, while the Company will periodically provide collaboration deposit fund to CLSB, which CLSB will be utilized to support CLSB’s credit service activities for the portfolio clients introduced by the Company’s ZCity App (“Portfolio Clients”). In return, the Company will share half of the revenue and processing fee from CLSB’s profit derived from Portfolio Client. As of June 30, 2025 the Company has disbursed $5,572,287 collaboration deposits to CLSB, of which $5,581,021 is classified as non-current. As of June 30, 2025, $115,616 credit loss was recorded against collaboration deposit.

(ii)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of June 30, 2025 and 2024, $118,810 and $106,028 estimated credit loss was recorded against doubtful receivables, respectively.

(iii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

(iv)

The balance of software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of June 30, 2025, $114,720 of the service deposit were refunded by Nexgen. As of June 30, 2025, and 2024, $95,049 and $45,081 estimated credit loss was recorded against the software development deposits.

On July 18, 2024, the Company entered into an agreement with Musli Development Sdn Bhd (“Musli”) and V Galactech Sdn. Bhd (“V Galactech”) for the provision of subcontractor services related to developing smart campus management system at the Enforcement Leadership & Management University, Malaysia. Under the terms of these agreements, both Musli and V Galactech were engaged to provide services including infrastructure cabling, wiring, and network design consultancy for a total amount of $727,626 and $242,542 respectively. As of June 30, 2025, the Company had remitted a service deposit of $412,380 and 218,565 to V Gallant and Musli, respectively. As of June 30, 2025, and 2024, $630,946 and $0 estimated credit loss was recorded against the software development deposits to V Galactech and Musli.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(v)

The balance of prepaid technical support and maintenance fee consists as following:

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The Company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. The Service Fee includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000 per month, starting from the delivery of the first mini-game module, for the ongoing technical support for a period of five years. As of June 30, 2025, the first mini-game module has been delivered to the Company. Consequently, a total of $600,000 in prepaid technical support fees paid to OCTA through the issuance of the Company’s common stock has been recorded as a prepaid expense, of which $500,000 is classified as non-current.

On October 29, 2024, the Company entered into a service agreement with V Gallant Sdn Bhd (“V Gallant”), a Malaysian company, to provide generative AI solutions and AI digital human technology services. On March 24, 2025, the Company entered into a supplemental agreement with V Gallant to amend the above-mentioned service agreement to require V Gallant to provide and manage GPU servers, network infrastructure, cloud integration, security measures, AI tools, and user environments to support AI cloud infrastructure. As of June 30, 2025, the Company recorded $3,000,000 as a prepaid expense for services not yet commenced.

(vi)

The balance of other receivable mainly consists as following:

On May 24, 2024, the Company has disposed all of its equity interest in Foodlink and its subsidiaries Morgan and for a consideration of $148,500. As of June 30, 2025 the Company has collected $30,568 from the Purchaser, and the remaining is expected to be fully repaid by December 2025.  As of June 30, 2025 and 2024, $117,932 and $0 estimated credit loss was recorded against other receivable.

(vii)

The balance of prepaid investment consists as following:

On February 11, 2025, TADAA Ventures, entered into a Share Purchase Agreement (“SPA”) with Amystic Commerce Sdn Bhd (“Amystic”), a private company incorporated in Malaysia. Pursuant to the SPA, TADAA Ventures will acquire 51% of the ordinary shares (“the Sale Shares”) in Tien Ming Distribution Sdn Bhd (“Tien Ming”), a private company incorporated in Malaysia principally involved in distribution of all kinds of consumer products, providing logistics and acting as traders. The purchase price for the Sale Shares is RM 5,100.00. The acquisition is part of TADAA Ventures’s commitment to invest up to RM 3,000,000.00 in the Tien Ming Distribution to support its operations and obligations to provide warehousing and fulfilment delivery services for F&N Beverages Marketing Sdn Bhd. As of June 30, 2025, the acquisition of Tien Ming has not been completed, and the Company has prepaid $228,942 purchase consideration toward to the acquisition.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of June 30, 2025	As of June 30, 2024

Beginning balance	$212,053	$-
Addition	846,337	212,758
Exchange rate effect	19,963	(705)
Ending balance	$1,078,353	$212,053

Note 6 – Prepayments

	As of June 30, 2025	As of June 30, 2024

Deposits to suppliers	$304,771	$358,526

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of June 30, 2025	As of June 30, 2024

Computer and office equipment	$184,545	$154,772
Furniture and fixtures	81,551	72,778
Motor vehicle	-	82,290
Leasehold improvement	151,581	131,369
Subtotal	417,677	441,209
Less: accumulated depreciation	(308,138)	(267,531)
Total	$109,539	$173,678

Depreciation expense for the years ended June 30, 2025 and 2024 were amounted to $76,970 and $117,907, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of June 30,	As of June 30,
	2025	2024

Internal use software development	$23,980,607	$3,743,716
Less: accumulated amortization	(1,418,427)	(612,780)
Less: Impairment	(19,517,303)	-
Total intangible assets, net	$3,044,877	$3,130,936

Amortization expense for the years ended of June 30, 2025 and 2024 was amounted to $796,684 and $612,909, respectively. During the year ended June 30, 2025, the Company recognized an impairment loss of $19,517,303 related to internal use software development. The impairment was primarily due to changes in the Company’s business strategy, which significantly reduced the expected future economic benefits associated with the affected assets. In accordance with ASC 360, the Company determined that the carrying amount of the intangible assets exceeds the estimated undiscounted future cash flows expected to result from its use, therefore, the Company recognized an impairment loss equal to the amount by which the carrying value exceeds its estimated fair value based on a discounted cash flows approach.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending June 30, 2026	$608,976
Twelve months ending June 30, 2027	608,976
Twelve months ending June 30, 2028	608,976
Twelve months ending June 30, 2029	608,976
Twelve months ending June 30, 2030	608,973
Total	$3,044,877

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

Movements in investment in marketable securities are as follows:

At fair value	As of June 30, 2025	As of June 30, 2024

Beginning balance	$171,633	$-
Addition	-	1,000,000
Net loss recognized for the year	(170,817)	(828,367)
Disposal	(816)	-
Closing balance	$-	$171,633

For the years ended June 30, 2025, upon disposal of the marketable securities for a cash consideration of $816, the Company recognized net loss of marketable securities of $170,817. For the years ended June 30, 2024, unrealized loss on marketable equity securities were $828,367.

Note 10 – Loans and notes

Insurance loan

On February 28, 2023, the Company entered into a loan agreement with First Insurance Funding, a third party (the “Premium Finance Agreement”), pursuant to which First Insurance Funding provided the Company with a short-term loan (“Insurance loan 1”) amounted to $264,563 with interest rate of 5.9% per annum to be due in ten equal monthly instalments of $27,177. The Insurance loan 1 has been paid in full during the year ended June 30, 2024. In February 2024, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 2”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. In December 2024, the remaining balance of Insurance loan 2 had been paid in full. In February 2025, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 3”) of $56,669 with interest rate of 10.0 % to be due in ten equal monthly instalments of $5,929. As of June 30, 2025, the outstanding balance Insurance loan 3 were $40,490. The funds from Insurance Loan 1,2 and 3 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 5.

For the years ended June 30, 2025 and 2024, interest expenses pertained to the insurance loans amounted to $2,671 and $4,465, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, 8% of purchase discount in connection with above mentioned convertible notes amounted to $440,000 reduced the carrying value of the convertible note as a debt discount. The carrying value, net of debt discount, will be accreted over the term of the convertible note from date of issuance to date of maturity using effective interest rate method. For the years ended June 30, 2025 and 2024, amortization of debt discount were amounted to $0 and $358,284, respectively pertained to convertible notes from YA II PN. As of June 30, 2025 and 2024, the convertible notes payable, net from YA II PN was amounted to $0. The Company has convertible notes payable, net of unamortized discounts as follows:

	Face value of convertible notes payable	Unamortized debt discounts	Convertible notes payable, net of unamortized discounts	Third parties	Related parties
June 30, 2023 balance	$5,150,000	$(358,284)	$4,791,716	$4,791,716	$-
Amortization of debt discounts	-	358,284	358,284	358,284	-
Repayments	(3,367,290)	-	(3,367,290)	(3,367,290)	-
Conversion	(1,782,710)	-	(1,782,710)	(1,782,710)	-
June 30, 2024 balance	-	-	-	-	-
Repayments	-	-	-	-	-
Conversion	-	-	-	-	-
June 30, 2025 balance	$-	$-	$-	$-	$-

For the years ended June 30, 2025 and 2024, interest expenses related to the aforementioned convertible notes amounted to $0 and $69,041, respectively.

Note 11 – Other payables and accrued liabilities

	As of June 30, 2025	As of June 30, 2024

Accrued professional fees (i)	$402,759	$202,000
Accrued payroll	33,635	69,147
Accrued interest (ii)	2,661	2,375
Payables to merchant from ZCITY platform (iii)	169,790	201,338
Provision for share-based compensation adjustment (iv)	2,726,545	-
Others	109,539	33,797
Total other payables and accrued liabilities	$3,444,929	$508,657

(i)	Accrued professional fees

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(iii)	Payables to merchants from ZCITY platform

The balance of payables to merchants from ZCITY platform represented the amount the Company collected on behalf of merchant from its customer through the Company’s ZCITY platform.

(iv)	Provision for share-based compensation adjustment

The balance of provision for share-based compensation adjustment represented the one – off settlement amount to settle cash compensation requested by V Gallant Sdn. Bhd. pursuant to the Service Agreement dated October 29, 2024, as supplemented on March 28, 2025, to reflect the decline in our share price.

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of June 30, 2025	As of June 30, 2024

Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Equipment rental deposit	$13,723	$12,246

Other payables, related parties

Name of Related Party	Relationship	Nature	As of June 30, 2025	As of June 30, 2024

Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	494	761

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of June 30, 2025, such loan has an outstanding balance of $5,134 to be due within the next 12 months.

The interest expense was $359 and $1,414 for the years ended June 30, 2025 and 2024, respectively.

Related party transactions

Purchase from related parties

Name of related party	Relationship	Nature	As of June 30, 2025	As of June 30, 2024

Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Purchase of products	$-	$25,446

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equipment purchased from a related party

Name of related party	Relationship	Nature	As of June 30, 2025	As of June 30, 2024

Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	Purchase of equipment	$-	$14,093

Operating expenses from related parties

Name of Related Party	Relationship	Nature	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024

VCI Global Limited	Shareholder of TGI	Operating expense	-	15,000
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense	7,948	25,278
True Sight Sdn Bhd	Su Huay “Sue” Chuah, the Company’s Chief Marketing Officer is a 40% shareholder of this entity	Consulting fees	-	33,739
Total			$7,948	$74,017

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

Note 13 – Stockholders’ deficiency

Common stock

Prior to October 2021, TGL is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGL increased its authorized shares to 170,000,000 shares as part of the Reorganization with TADAA Technologies, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value. The share capital increased of TGL presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of TADAA Technologies. On February 22, 2024, a Certificate of Amendment to the Certificate of Incorporation, as amended, of the Company with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) that provides for a 1-for-70 reverse stock split (the “February 2024 Split ”) of its shares of common stock, par value $0.00001 per share. On April 2, 2025, the Company filed another Certificate of Amendment to the Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-50 reverse stock split (the “April 2025 Split”) of its Common Stock, par value $0.00001 per share.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Common stock issued upon conversion of convertible note payable, net of unamortized discounts

For the year ended June 30, 2024, the Company issued 1,360 shares of common stock upon conversion of $1,782,710 of convertible note payable, net of unamortized discounts (Note 10) and accrued interest of $28,360. (Note 10).

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

Common stock issued from the November 2023 Offering, net of issuance costs

On November 30, 2023, The Company had closed the an offering on November 2023 (“November 2023 Offering”) of 7,433 shares of common stock, at a public offering price of $350 per share, and 4,000 Pre-Funded Warrants, each with the right to purchase one Common Stock, at a public offering price of $350 per Pre-Funded Warrant. The Company received net proceeds from November 2023 Offering of approximately $3.5 million, net of underwriting discounts and commissions and fees, other offering expenses amounted to approximately $0.5 million.

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

As of June 30, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager. For the year ended June 30, 2025, the Company received an aggregated net proceed of $2,457,390, net of broker fee from issuance of 31,668 shares of common stock which sell through or to the Manager.

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

As of June 30, 2025, Alumni Capital had purchased approximately $11.7 million worth of the Company’s common stock, totaling 3,163,680 shares.

Common stock issued under Subscription Agreement

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) in exchange for 71,333 shares of the Company’s common stock (the “Offered Shares”), with a par value of $0.00001 per share, at a negotiated purchase price of $16.5 per share (the “Offering”). As of June 30, 2025, the Company had issued all 71,333 shares to the Investors for total consideration of $1,177,000.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

- Falcon Gateway Sdn Bhd

On May 27, 2024, the Company and Falcon Gateway Sdn Bhd (the “Seller 3”), a company that is in the business of, among other things, technology services, entered into a Software Purchase Agreement (the “Purchase Agreement 3”), in which the Seller agreed to sell to the Company a certain software application in exchange for $495,000 worth of common stock, par value $0.00001 per share, of the Company, or 2,519 shares valued at $197 per share. On May 6, 2024, the Company has issued 2,520 shares of the Company’s common stock to the Seller 3.

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

The Company has sole discretion to choose whether to make the payment in cash and/or the equivalent value in the Company’s common stock. On September 20, 2024, the Company issued 40,000 shares of its common stock equivalent to $1,380,000 to CLSB for software development. Upon completion of the software development, the Company will make the remaining payment of $620,000 in cash and/ or the equivalent value in the Company’s common stock. As of June 30, 2025, the Company has offset $620,000 of the Collaboration deposits balance to CLSB against the remaining payment.

- Octagram Investment Limited

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On March 25, 2025, the Company and OCTA amended the Partnership Agreement to increase the total service fee to $6,500,000, to be settled by issuing shares of the Company at a price equal to the volume-weighted average price (VWAP) over the thirty (30) trading days immediately preceding the payment date, or such other price as may be mutually agreed. As of June 30, 2025, the Company had issued 149,230 shares of its common stock to OCTA at a weighted average price of $28.25 per share.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 28, 2025, the Company and VGallant amended the Agreement to clarify the payment structure and to reflect the valuation of shares more accurately. Under the amended terms, the Company has sole discretion to settle the service fees in cash and/or through the issuance of shares. The fees are to be paid in two tranches: (i) a down payment of $8,000,000 upon execution of the Agreement, and (ii) the remaining $8,000,000 in twelve equal monthly installments commencing January 31, 2025. If paid in shares, the number of shares issued shall be based on the volume-weighted average price (VWAP) of the Company’s shares over the thirty (30) trading days immediately preceding the payment date or as otherwise mutually agreed. As of June 30, 2025, the Company had issued 430,456 shares of its common stock to V Gallant at a weighted average price of $27.44 per share.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

- Exercise of the Pre-Funded Warrants

In December 2023 and January 2024, the holder of Pre-Funded Warrants have collectively exercised 4,000 the Pre-Funded Warrants into 4,000 shares of the Company’s common stock at an exercise price of $0.35 per share.

- Issuance of Alumni Capital warrants

In consideration for Alumni Capital’s execution and performance under the Purchase Agreement, the Company issued to Alumni Capital a purchase warrant dated October 10, 2024 for a term of three (3) years (the “Purchase Warrant”), to purchase up to a number of common stock equal to ten percent (10%) of the Commitment Amount divided by the exercise price of the Purchase Warrant. The exercise price per share of the Purchase Warrant will be calculated by dividing the $5,000,000 valuation by the total number of outstanding shares of common stock as of the Exercise Date. In addition, the Alumni Capital warrants are exercisable on a “cashless” basis if at any time there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Alumni Capital warrants share by Alumni Capital.

As of June 30, 2025, Alumni Capital had purchased approximately $11.7 million worth of the Company’s common stock, totaling 3,163,680 shares. Of this amount, the Company had grant Alumni Capital with a purchase warrant to purchase up to 659,886 share of the Company’s common stock (as adjusted, and subject to further adjustment), with an exercise price of $4.50 per share (as adjusted, and subject to further adjustment), to be expired on October 10, 2027. Both the exercise price and the number of shares issuable upon exercise of the warrant (as adjusted, and subject to further adjustment) are determined based on the contractual arrangement described above, whereby the exercise price is calculated using a fixed valuation of $5,000,000 divided by the number of outstanding shares at the time of exercise. The Purchase Warrants are being classified as liability instrument in accordance with ASC 480 as the Company will be issuing a variable number of shares upon exercised by the holders of the Purchase Warrants, and at inception, the obligation’s monetary value is based solely on a fixed monetary amount of $5,000,000 known at inception.

The Company records the fair value of the Purchase Warrants as a derivative liabilities at inception and recognized the changes in the values of these instruments in the consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”. For the year ended June 30, 2025, the change in fair value of derivative liabilities amounted to $1,816,917.

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.20% to 171.88%, (2) risk-free interest rate of 3.72% to 4.37%, (3) expected life of 2.4 years to 2.8 years, (4) exercise price of $2.22 to $5.15 and (5) stock price of $1.62 to $19.50 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants were estimated to be $2,450,227.

The fair value of the warrants issued to Alumni Capital which was determined on June 30, 2025 by using the Black Scholes model using the following assumptions: (1) expected volatility of 162.92% to 167.27%, (2) risk-free interest rate of 3.71%, (3) expected life of 2.3 years, (4) exercise price of $1.20 to $2.05 and (5) stock price of $1.10 on June 30, 2025. Based on above assumption, the fair value of the warrants were estimated to be $383,886.

Warrants outstanding as of June 30, 2025 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2023	28	$17,857	4.1
Granted	4,000	0.35	-
Exercised	(4,000)	-	-
Outstanding at June 30, 2024	28	$17,857	3.1
Granted	260,671	$4.50	2.6
Adjustment*	399,215	$(2.79)
Exercised	(196,248)	-	-
Outstanding at June 30, 2025	463,666	$2.79	2.3

*	Adjustment reflects the change in the number of shares issuable under the Purchase Warrant issued to Alumni Capital due to the contractual pricing mechanism based on outstanding shares. Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the warrants will be adjusted proportionally

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Exercised of Alumni Capital warrants

On June 5, 2025, Alumni Capital exercised the Alumni Capital warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.27 per share generating gross proceeds of $63,567 to the Company.

On June 5, 2025, Alumni Capital exercised the Alumni Capital warrants on “cashless” basis while the Company’s had issued 145,757 shares of the Company’s common stock to Alumni Capital.

Upon exercise of above-mentioned warrants, the Company reduced the fair value of Alumni Capital warrants and increased the additional paid in capital by $249,424.

Employee stock compensation

In June 2024, the Company executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. For the years ended June 30, 2025, the Company recognized $208,445 in stock-based compensation expense attributable to the Employment Agreement, respectively in general and administrative expense. As of June 30, 2025, 33,816 shares of the Company’s common stock had been issued to the executive officers in settlement of the vested stock compensation.

Note 14 – Income taxes

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the years ended
	June 30,
	2025	2024
Tax jurisdictions from:
- Local – United States	$(22,542,326)	$(3,919,962)
- Foreign – Malaysia	(485,675)	(2,626,946)
Loss before income tax	$(23,028,001)	$(6,546,908)

The provision for income taxes consisted of the following:

	For the years ended
	June 30,
	2025	2024
Tax jurisdictions from:
- Local – United States	$349,487	$33,680
- Foreign – Malaysia	-	6,035
Provision for income taxes	$349,487	$39,715

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of June 30, 2025, the operations in the United States of America incurred $15,572,252 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2023. The deferred tax valuation allowance as of June 30, 2025 and 2024 were $3,270,173 and $1,751,481, respectively.

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

For the years ended June 30, 2025 and 2024, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

TADAA Technologoies, Foodlink, Morgan, AY Food, and TADAA Ventures are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of June 30, 2025, the operations in the Malaysia incurred $22,519,671 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of June 30, 2025 and 2024 were $5,404,721 and $5,288,159, respectively.

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended
	June 30,
	2025	2024
U.S. statutory rate	21.0%	21.0%
Differential of Malaysia statutory tax rate	0.1%	1.2%
Change in valuation allowance	(22.5)%	(18.7)%
Permanent difference	(0.1)%	(4.1)%
Effective tax rate	(1.5)%	(0.6)%

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of June 30, 2025	As of June 30, 2024

Deferred tax assets:
Net operating loss carry forwards in U.S.	$3,270,173	$1,751,481
Net operating loss carry forwards in Malaysia	5,404,721	5,288,159
Allowance for credit losses	261,186	51,157
Unrealized holding loss on marketable securities	-	173,957
Long-live assets impairment	4,098,634	-
Change in fair value of derivative liabilities	(381,553)	-
Amortization of debt discount	-	156,403
Less: valuation allowance*	(12,653,161)	(7,421,157)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $5,232,003 and $1,245,262 for the years ended June 30, 2025 and 2024, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended June 30, 2025 and 2024.

Note 15 – Concentrations of risks

(a)	Major customers

For the years ended June 30, 2025, one customer accounted for approximately 63.5% or more of the Company’s total revenues. For the years ended June 30, 2024, no customer accounted for 10.0% or more of the Company’s total revenues.

As of June 30, 2025, one customers account for approximately 92.3% of the total balance of accounts receivable, respectively. As of June 30, 2024, three customers account for approximately 65.3%, 19.3%, and 15.4% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the years ended June 30, 2025, two vendors accounted for approximately 52.7% and 41.2% of the  Company’s total purchases. For the years ended June 30, 2024, two vendors accounted for approximately 52.7% and 41.2% of the Company’s total purchases.

As of June 30, 2025, three vendors accounted for approximately 46.7%, 20.9%, and 15.1% of the total balance of accounts payable. As of June 30, 2024, two vendors accounted for approximately 85.1%, and 11.6% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2025 and 2024, $236,657 and $198,952 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, and $31,115 and $85,308 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 16 – Leases

As of June 30, 2025 and 2024, the Company has engaged in multiple offices leases which were classified as operating leases.

The Company occupies various offices under operating lease agreements with a term shorter than twelve months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

Operating lease expense for the years ended June 30, 2025 and 2024 were $4,375, and $20,332, respectively.

As of June 30, 2025 and 2024, the weighted-average lease term is 2.3 and 0.5  years for the remaining leases, respectively. Weighted-average discounted rated related to leases were 6.0% and 3.5% as of June 30, 2025 and 2024, respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of June 30, 2025 for the next five years is as follows:

June 30,
2026	$43,238
2027	64,032
2028	16,008
Total undiscounted lease payments	123,278
Less imputed interest	(9,665)
Total lease liabilities	$113,613

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment information

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

The following tables summarize the Company’s segment information for the years ended June 30, 2025 and 2024.

	For the Years Ended June 30, 2025
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$850,557	$1,480,000	$2,330,557

Less:
Cost of revenue	206,106	454,626	660,732
Segment gross profit	$644,451	$1,025,374	1,669,825

Less:
Advertising	99,656	-	99,656
Payment transaction fee	17,513	-	17,513
Long-live assets impairment	19,517,303	-	19,517,303
Share-based compensation adjustment	2,726,545	-	2,726,545
Other marketing expense	12,298	-	12,298
Salaries	547,816	-	547,816
Depreciation and amortization	895,998	-	895,998
Office expense	120,546	-	120,546
Research and development	215,900	-	215,900
Unrealized holding loss on marketable securities	170,817	-	170,817
Interest expense	4,999	-	4,999
Segment (loss) income	(23,684,940)	1,025,374	(22,659,566)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			1,127,236
D&O insurance			64,565
Stock based compensation			208,445
Other corporate expenses			785,106
Change in fair value of derivative liabilities			(1,816,917)
Net income loss before income taxes			$(23,028,001)

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended June 30, 2024
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$22,066,829	$-	$22,066,829

Less:
Cost of revenue	21,250,767	-	21,250,767
Segment gross profit	816,062	-	816,062

Less:
Advertising	1,280,393	-	1,280,393
Payment transaction fee	304,763	-	304,763
Other marketing expense	175,765	-	175,765
Salaries	1,299,755	-	1,299,755
Depreciation and amortization	1,123,661	-	1,123,661
Office expense	143,797	-	143,797
Research and development	513,524	-	513,524
Unrealized holding loss on marketable securities	828,367	-	828,367
Other income from software developing service, net of cost	-	(675,131)	(675,131)
Interest expense	74,920	-	74,920
Segment loss	$(4,928,883)	$675,131	(4,253,752)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			1,584,304
D&O insurance			238,765
Stock based compensation			93,111
Amortization of debt discount			358,284
Other corporate expenses			18,692
Net loss before income taxes			$(6,546,908)

Other Significant Items:

	For the Years Ended June 30, 2025
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$14,818	$-	$14,818

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended June 30, 2024
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$16,740	$-	$16,740

As of June 30, 2025, the Company’s total assets were comprised of $13,473,148 for ZCITY Platform, $1,400,000 for Customized Software Development.

As of June 30, 2024, the Company’s total assets were comprised of $4,278,585 for ZCITY Platform.

Disaggregated information of revenues by regions are as follows:

	For the Years Ended June 30, 2025
	ZCITY Platform	Customized Software development service	Total

Malaysia	$850,557	$-	$850,557
United States	-	1,480,000	1,480,000
Total revenue	$850,557	$1,480,000	$2,330,557

	For the Years Ended June 30, 2024
	ZCITY Platform	Customized Software development service	Total

Malaysia	$22,066,829	$-	$22,066,829

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Commitments and contingencies

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

Note 19 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2025 up through October 14, 2025, the date the Company issued these consolidated financial statements.

On February 11, 2025, TADAA Ventures entered into a Share Purchase Agreement (the “Agreement”) with Amystic Commerce Sdn. Bhd., a company incorporated in Malaysia (the “Vendor”). Pursuant to the Agreement, TADAA Ventures will acquire 51% of the ordinary shares (“the Sale Shares”) in Tien Ming Distribution Sdn Bhd (“Tien Ming Distribution”), a subsidiary of the Vendor incorporated under the laws of Malaysia. The purchase price for the Sale Shares is RM 5,100.00. The acquisition is part of TADAA Ventures’s commitment to invest up to RM 3,000,000.00 in the Tien Ming Distribution to support its operations and obligations to provide warehousing and fulfilment delivery services for F&N Beverages Marketing Sdn Bhd. On July 1, 2025. The Company had completed the acquisition of Tien Ming and acquired 51% of the ordinary shares of Tien Ming.

On August 1, 2025, the Company entered into a Consultant Service Agreement with Mr. Tan Wei Sheng (“Consultant”), pursuant to which the Consultant will provide strategic advisory services related to the Company’s capital market activities, investor engagement, and business strategies. In connection with the agreement, the Company issued 20,008 shares of its common stock to the Consultant as consideration for the advisory services rendered.

On October 7, 2025, the Company entered into a subscription agreement (the “Agreement”) with two Malaysian individuals, Chuah Su Chen and the Company’s director Chan Meng Chun (together with Chuah Su Chen, the “Investors”). Subject to the terms and conditions set forth in the Agreement, the Company desires to issue and sell to each Investor, and each Investor desires to subscribe for, an aggregate amount of USD 200,000.00 in the Company for the allotment and issuance of common stock of the Company (“the Shares”) for the purchase price of $1.16 per share, which represents the closing price of the Company’s common stock on the Nasdaq Capital Market on October 6, 2025.The offering and sale of the Shares were made in reliance upon the exemption from the registration provided by Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), as the transactions were completed outside the United States with non-U.S. persons. The Shares are subject to transfer restrictions and may not be offered to be sold in the United States absent registration or an applicable exemption under the Securities Act.

On August 12, 2025, the Company entered into a Sale and Purchase Agreement (the “Agreement”) with I Synergy Group Ltd (“I Synergy”), a public listed company incorporated in Australia and traded on the Australian Securities Exchange (ASX: IS3). Pursuant to the Agreement, the Company agreed to sell, and I Synergy agreed to purchase, certain advanced AI-based graphics processing units, including all hardware and software components (“the Products”). I Synergy agreed to pay the Company a total consideration of Three Hundred Thousand Australian Dollars (AUD 300,000.00) (the “Purchase Price”) for the Products under the Agreement. The Purchase Price shall be fulfilled over a period of six (6) months from the date of the Agreement, with payments of Fifty Thousand Australian Dollar (AUD 50,000.00) payable to the Company monthly. The Agreement contains customary representations, warranties, and agreements by the Company and I Synergy, along with other obligations of the parties and termination provisions.

From July to October 2025, Alumni Capital had purchased $3,882,564 worth of the Company’s common stock, totaling 3,905,000 shares, pertain to Purchase Agreement mentioned above (Note 13).

From July to October 2025, 70,946 shares of the Company’s common stock had been issued to the executive officers in settlement of the vested stock compensation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the year ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Carlson Thow	32	Chief Executive Officer and Executive Director
See Wah “Sylvia” Chan	34	Chief Financial Officer
Kok Pin “Darren” Tan	41	Director
Wei Ping Leong	44	Director and Chairman of the Audit Committee of the Board
Wai Kuan Chan	43	Director and Chairman of the Compensation Committee of the Board
Chan Meng Chun	53	Executive Director

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

See Wah “Sylvia” Chanis our Chief Financial Officer. Ms. See Wah “Sylvia” Chan, age 34, has been serving as the Deputy CFO of the Company since June 18, 2025. She is a qualified Chartered Accountant, a member of the Malaysian Institute of Accountants (MIA) and a fellow member of the Association of Chartered Certified Accountants (ACCA). Prior to joining the Company, she served as the Group Financial Controller of a public listed company.

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

Chan Meng Chun, from May 2022 to September 2022, was the Chief Financial Officer for Ikhasas Group of companies handling overall corporate finance including potential IPO, fund raising, banking, tax and accounts. From January 2022 to May 2022, he was the Head of Group Treasury for Sime Darby Plantation Bhd, a public listed company in palm oil upstream and downstream. At Sime Darby Mr. Chan Meng Chun managed group cashflow, including banking facilities, worked on group inter-company reconciliations, financial reports and budget and cashflow plans. From July 2020 to February 2021, Mr. Chan, Meng Chun served as Group Deputy CEO/Group Chief Financial Officer for Smart Glove Holding Sdn Bhd, a Malaysia company that manufactures and export gloves globally. At Smart Glove, Mr. Chan Meng Chun helped the company reorganize and prepare for a potential initial public offering, was involved with financial planning, analysis and treasury among other things. From November 2015 to June 2020 Mr. Chan Meng Chun served as Chief Financial Officer for TS Global Network Sdn Bhd, a member company of PT Telkom Indonesia. At TS Global, Mr. Chan Meng Chun completed restructuring and turnaround of cashflow, lead successful adoption of MFRS standards. Prior to this from April 2013 to November 2015, he was a Chief Financial Officer for a public listed company, Pasukhas Group Bhd. He was with Carimin Group of Companies from May 2000 to Aug 2012 before leaving as Group Financial Controller. Mr. Chan Meng Chun received his Advance Diploma in Accounting from Institute of Financial Accountants (United Kingdom) in 2007 and a Master’s Degree in Finance and Accounting from University of Wales in 2014. Mr Chan Meng Chun is a fellow member of the Institute of Public Accountants (Australia) and fellow member of the Institute of Financial Accountants (United Kingdom). Mr. Chan Meng Chun and the Company entered into an executive employment agreement dated as of September 26, 2025 (the “Agreement”), pursuant to which Mr. Chan Meng Chun was appointed as the executive director of the Company, effective as of September 26, 2025. Mr. Chan Meng Chun is entitled to receive a total of $120,000 worth of shares of common stock of the Company on an annual basis, issued prorated on a monthly basis, calculated based on the Volume Weighted Average Price (VWAP) of the Company’s shares for the respective month of issuance. In addition, Mr. Chan Meng Chun is entitled to receive an aggregate of 199,912 shares of common stock upon completion of three (3) months of services with the Company, subject to applicable vesting schedules and other restrictions, in accordance with the Company’s equity compensation plan. During the term of the Agreement, either party may terminate the Agreement by providing one hundred twenty (120) days’ written. For a period of six (6) months following termination, Mr. Chan Meng Chun shall not be (unless with the approval of Board), either alone or in association or partnership with or as an employee, principal, agent, director, manager, member, shareholder, unit-holder, beneficiary or trustee of, as a consultant or adviser to any person or otherwise, or directly or indirectly engaged or concerned with or interested in any other business which is in any respect in competition with or similar to any part of the business carried out by the Company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“Ten Percent Holders”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements during the fiscal year 2025 as follows: (i) our director, Chan Meng Chun, has yet to file his Form 3 and is planning to file his Form 3 as soon as reasonably practicable; and (ii) our recently appointed Chief Financial Officer, See Wah “Sylvia” Chan, has yet to file her Form 3 and is planning to file her Form 3 as soon as reasonably practicable ..

Item 11. Executive Compensation

Summary Compensation Table

The following table illustrates the compensation paid by the Company to its executive officers. The disclosure is provided for the fiscal years ended June 30, 2025 and 2024. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended June 30,	Salary(1) ($)	Total ($)
Chong Chan “Sam” Teo(2)	2025	$-	$-
Former Chief Executive Officer	2024	$46,022	$46,022
Su Chen “Chanell” Chuah (3)	2025	$-	$-
Former Chief Operating Officer	2024	$76,703	$76,703
Meng Chun “Michael” Chan (4)	2025	$-	$-
Former Chief Financial Officer	2024	$63,920	$63,920
Su Huay “Sue” Chuah (5)	2025	$-	$-
Former Chief Marketing Officer	2024	$30,681	$30,681
Chen Hoe “Samuel” Sam (6)	2025	$-	$-
Former Chief Technology Officer	2024	$3,643	$3,643
Carlson Thow	2025	$66,273	$66,273
Chief Executive Officer	2024	$4,454	$4,454
Sook Lee Chin (7)	2025	$49,091	$49,091
Chief Financial Officer	2024	$2,557	$2,557
Ching Loong “Henry” Chai	2025	$-	$-
Former Chief Operating Officer	2024	$710	$710
See Wah “Sylvia” Chan	2025	$1,871	$1,871
Chief Financial Officer	2024	$-	$-

(1)	Salaries were paid in Malaysian Ringgits, U.S. dollar amounts are approximate.

(2)	Mr. Teo resigned as Chief Executive Officer on June 13, 2024.

(3)	Ms. Chuah resigned as Chief Operating Officer on June 21, 2024.

(4)	Mr. Chan resigned as Chief Financial Officer on June 14, 2024.

(5)	Ms. Chuah resigned as Chief Marketing Officer on June 21, 2024.

(6)	Mr. Sam resigned as Chief Technology Officer on November 1, 2023.

(7)	Ms. Sook Lee Chin resigned as Chief Financial Officer on July 1, 2025.

None of our other executives earned compensation in excess of $100,000 in fiscal years ended June 30, 2025 or 2024 and therefore pursuant to Instruction 1 to Item 402(m)(2) of Regulation S-K, only the compensation for our principal executive officers is provided.

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

Chan Employment Agreement:

See Wah “Sylvia” Chan, our Chief Financial Officer, and the Company entered into the Executive Employment Agreement dated as of June 30, 2025 (the “Chan Employment Agreement”), pursuant to which Ms. Chan was appointed as the Chief Financial Officer of the Company. Pursuant to which Ms. Chan was appointed as the Chief Financial Officer of the Company, effective as of July 1, 2025. Ms. Chan is entitled to receive a monthly remuneration of RM 19,000. In addition, Ms. Chan will be entitled to a total of $80,000 worth of shares of common stock of the Company on an annual basis, subject to applicable vesting schedules and other restrictions, in accordance with the Company’s equity compensation plan. During the term of the Appointment Letter Agreement, either party may terminate the Appointment Letter Agreement by providing three (3) months’ written notice or salary in lieu of such notice to the other party. Upon termination, Ms. Chan will be subject to a one-year non-solicitation period concerning the hiring of the Company’s employees and the solicitation of its clients, among other restrictions.

Outstanding Equity Awards at June 30, 2025

During the fiscal year ended June 30, 2025, we did not grant any stock options.

Director Compensation Table

The following table illustrates the compensation paid by the Company to its directors. Only the independent directors are entitled to receive board compensation. The disclosure is provided for the fiscal year ended June 30, 2025.

Name	Salary per director ($)	Total per director ($)
Kok Pin “Darren” Tan	$1,136	$12,500
Wei Ping Leong	$1,136	$10,337
Wai Kuan Chan	$1,136	$10,076

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

The information contained in this table is as of October 14, 2025. At that date, 8,490,187 shares of our common stock were outstanding.

Name and Address of Beneficial Owner(1)	Title	Common Stock	Percent of Common Stock
Officers and Directors
Carlson Thow	Chief Executive Officer and Executive Director	-	-
See Wah “Sylvia” Chan	Chief Financial Officer	13,018	0.15%
Kok Pin “Darren” Tan	Director	-	-
Wei Ping Leong	Director	-	-
Wai Kuan Chan	Director	-	-
Chan Meng Chun	Executive Director	172,414	2.03%

Officers and Directors as a Group (total of 5 persons)		185,432	2.18%

5%+ Stockholders

*	Less than 1%.

(1)	Unless otherwise indicated, the principal address of the named directors and directors and 5% stockholders of the Company is care of Treasure Global Inc., 276 5th Avenue, Suite 704 #739, New York, New York 10001.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Other than as disclosed below, and except for the regular salary and bonus payments made to our directors and officers in the ordinary course of business as described in “Item 11. Executive Compensation,” there have been no transactions since July 1, 2024, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds USD$120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

On October 7, 2025, the Company entered into a subscription agreement (the “Agreement”) with two Malaysian individuals, Chuah Su Chen and the Company’s director Chan Meng Chun (together with Chuah Su Chen, the “Investors”). Subject to the terms and conditions set forth in the Agreement, the Company desires to issue and sell to each Investor, and each Investor desires to subscribe for, an aggregate amount of USD200,000.00 in the Company for the allotment and issuance of common stock of the Company (“the Shares”) for the purchase price of $1.16 per share, which represents the closing price of the Company’s common stock on the Nasdaq Capital Market on October 6, 2025.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Effective July 3, 2023, WWC, P.C. (“WWC”) was served as the Company’s independent registered public accounting firm during the fiscal years ended June 30, 2025 and 2024.

Audit services provided by WWC, P.C. for fiscal year ended June 30, 2025 and 2024 included the examination of the consolidated financial statements of the Company, and service related to period filing made with the SEC.

Audit Fees

WWC’s audit fee for the year ended June 30, 2025 and 2024 was $180,000.

Audit Related Fees

WWC’s audit related fee for the year ended June 30, 2025 and 2024 was$24,000 and $45,000, respectively.

All Other Fees

WWC’s all other fees relate to review of quarterly financial statements for the year ended June 30, 2025 and 2024 was $60,000.

Tax Fees

WWC’s tax fees for the year ended June 30, 2025 and 2024 was $0.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2025 and 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements included in this and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended June 30,
	2025	2024
Audit Fees	$180,000	$180,000
Audit-Related Fees(1)	24,000	45,000
Tax Fees	-	-
All Other Fees	60,000	60,000
Total	$264,000	$285,000

(1)	Fees incurred in conjunction with consents and service performed for various registration statements filed during the year ended June 30, 2025.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.2	Bylaws of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.3	Amendment to Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
4.1	Form of Underwriter Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
4.2	Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on December 1, 2023)
10.1	Form of Common Stock Securities Purchase Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.2	Form of Convertible Promissory Note issued pursuant to a Securities Purchase Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.3	Registration Rights Agreement dated February 28, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on March 1, 2023).
10.4	Investment Agreement dated November 1, 2020 between the Registrant and Space Capital Berhad (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.5	13.33% Convertible Redeemable Note issued by the Registrant on November 13, 2020 to Space Capital Behard in the principal amount of $2,123,600 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.6	Collaboration Agreement dated March 21, 2022 between GEM Reward SDN BHD and TNG Digital SDN BHD (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).

10.7	Business Partner Agreement dated February 8, 2022 between Public Bank and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.8	Agreement dated August 6, 2021 between iPay88 (M) Sdn. Bhd. and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.9	Partnership Agreement dated as of December 16, 2021 between Gem Reward Sdn Bhd and Digi Telecommunications Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.10	Collection Services Agreement dated as of August 11, 2021 between ATX Distribution Sdn Bhd and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.11	Service Provider Agreement effective January 1, 2022 between Coup Marketing Asia Pacific Sdn. Bhd. d/b/a Pay’s Gift and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.12	Reseller Agreement dated April 12, 2021 between MOL Accessportal Sdn. Bhd. d/b/a Razer Gold and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.13	Merchant Services Agreement dated August 17, 2021 between Morganfield’s and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.14	Merchant Services Agreement dated August 17, 2021 between The Alley and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.15	Merchant Services Agreement dated August 17, 2021 between Hui Lau Shan and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.16	Employment Agreement dated June13, 2024 between Carlson Thow and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 14, 2024)
10.17	Employment Agreement dated June 20, 2024 between Chai Ching “Henry” Loong and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 25, 2024)
10.18	Executive Employment Agreement dated June 14, 2024 between Sook Lee Chin and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 17, 2024)
10.19	Agreement dated as of October 5, 2023, by and between the Company and YA II PN, Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 12, 2023)
10.20	Common Stock Securities Purchase Agreement dated February 28, 2023, between the Registrant and YA II PN Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 12, 2023)
10.21	Form of Convertible Promissory Note issued pursuant to the Securities Purchase Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-271872), originally filed on May 12, 2023).
10.22	License and Service Agreement dated as of October 12, 2023, by and between the Company and AI Lab Martech Sdn. Bhd.(Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 18, 2023).
10.23	Letter Offer dated as of August 2, 2023, issued by CIMB Bank Berhad to the Registrant (Incorporated by reference to the Exhibit 10.23 of Company’s Annual Report on Form 10-K (File No. 001-41476), filed on September 28, 2023).
10.24	Underwriting Agreement dated as of November 28, 2023, by and between Treasure Global Inc and EF Hutton LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 1, 2023)
10.25	Letter Agreement dated November 28, 2023 from Yorkville Advisors Global, L.P. to Treasure Global Inc (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 4, 2023)
10.26	Software Development Agreement dated as of December 19, 2023, by and between the Company and VT Smart Venture Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 21, 2023).
10.27	Software Purchase Agreement dated as of March 12, 2024, by and between the Company and Myviko Holding Sdn. Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on March 15, 2024).
10.28	Software Purchase Agreement dated as of April 8, 2024, by and between the Company and MYUP Solution Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on April 8, 2024).
10.29	Share Sale and Purchase Agreement dated as of May 24, 2024, by and between the Company, Jeffrey Goh Sim Ik and Koo Siew Leng (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on May 28, 2024).
10.30	Software Purchase Agreement dated as of May 27, 2024, by and between the Company and Falcon Gateway Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on May 30, 2024).

10.31	Partnership Agreement between Treasure Global Inc and Credilab Sdn. Bhd. dated September 20, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on September 20, 2024).
10.32	Form of Purchase Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 11, 2024).
10.33	Purchase Agreement by and between the Company and Alumni Capital LP dated October 10, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 11, 2024).
10.34	Service Partnership Agreement by and between the Company and Octagram Investment Limited dated October 10, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 11, 2024).
10.35	Supplemental Letter Dated October 28, 2024 to The Partnership Agreement Dated September 20, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 30, 2024).
10.36	Service Agreement Dated October 29, 2024 Between Treasure Global Inc and V Gallant SDN BHD (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on November 1, 2024).
10.37	Subscription Agreement by and among the Company and the Investors dated November 27, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on November 27, 2024).
10.38	Share Purchase Agreement Dated February 11, 2025 between VWXYZ Venture Sdn. Bhd. and with Amystic Commerce Sdn. Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on February 18, 2025).
10.39	Supplemental Letter agreement between Treasure Global Inc and V Gallant SDN BHD dated March 24, 2025 Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on March 28, 2025).
10.40	Sale and Purchase Agreement Dated July 30, 2025 Between Treasure Global Inc and I Synergy Group Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on August 14, 2025).
10.41	Subscription Agreement Dated October 7, 2025 by and among Treasure Global Inc, Chuah Su Chen and Chan Meng Chun (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 7, 2025).
21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022.).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
101.INS	(Filed herewith)
101.SCH	XBRL Instance Document (Filed herewith)
101.CAL	XBRL Calculation Linkbase Document (Filed herewith)
101.DEF	XBRL Definition Linkbase Document (Filed herewith)
101.LAB	XBRL Label Linkbase Document (Filed herewith)
101.PRE	XBRL Presentation Linkbase Document (Filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2025	TREASURE GLOBAL INC.

	By:	/s/ Carlson Thow
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

Signature	Title	Date

/s/ Carlson Thow	Chief Executive Officer and Executive Director	October 14, 2025
Carlson Thow	(Principal Executive Officer)

/s/ See Wah “Sylvia” Chan	Chief Financial Officer	October 14, 2025
See Wah “Sylvia” Chan	(Principal Financial and Accounting Officer)

/s/ Kok Pin “Darren” Tan	Director	October 14, 2025
Kok Pin “Darren” Tan

/s/ Wei Ping Leong	Director	October 14, 2025
Wei Ping Leong

/s/ Wai Kuan Chan	Director	October 14, 2025
Wai Kuan Chan

/s/ Chan Meng Chun	Director	October 14, 2025
Chan Meng Chun