Form 10-K/A
period 2025-06-30
TREASURE GLOBAL INC
filed 2025-10-16
CIK 1905956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Filing”) of Treasure Global Inc (the “Company”) for the fiscal year ended June 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2025.

The Company is filing this Amendment solely to:

●	amend and restate Part I, Item 1A of the Original Filing to correct a typographical error. The Original Report mistakenly stated in one place that the Company’s accumulated deficit as of June 30, 2024. The correct reference should be as of June 30, 2025;

●	amend and restate Part II, Item 8 of the Original Filing to remove the reference to “financial support and credit guarantee commitments from the Company’s related party”;

●	amend and restate Part III, Item 11 of the Original Filing to update disclosure regarding the Company’s Chief Executive Officer’s employment agreement; and

●	file a new Exhibit 97.1 as exhibit to this Amendment under Item 15 of Part IV hereof.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. This Amendment also includes a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as notes to the financial statements are being amended and filed with this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing of the Original Filing. As such, this Amendment only speaks as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

As used in this Amendment, the terms the “Company,” “we,” “our” and “us” refer to Treasure Global Inc, and its subsidiaries, which include the collective operations of Treasure Global Inc and its consolidated subsidiaries. Other terms used but not defined herein are as defined in the Original Filing.

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

We have incurred substantial operating losses since our inception. For the year ended June 30, 2025, we had approximately $0.2 million cash on hand, an accumulated deficit of approximately $61.4 million at June 30, 2025, a net loss of approximately $23.4 million for the year ended June 30, 2025, and approximately $9.5million net cash used by operating activities for the year ended June 30, 2025. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we will be able to effectively market our products.

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

Employment Agreements.

Thow Employment Agreement

Carlson Thow, our Chief Executive Officer, and the Company entered into an Executive Employment Agreement dated as of January 1, 2025 (the “Thow Employment Agreement”), pursuant which Mr. Thow serves as our Chief Executive Officer. The term of the Thow Employment Agreement is indefinite. Mr. Thow is entitled to receive a basic monthly salary of RM 22,000 with a fixed monthly allowance of RM 800. In addition, Mr. Thow is entitled to a total of $120,000 worth of shares of common stock of the Company per year, issued on a monthly basis calculated by reference to the volume-weighted average price (VWAP) of the Company’s shares for the applicable month, subject to a six-month true-up mechanism. During the term of the Thow Employment Agreement, either party may terminate the Thow Employment Agreement by providing six (6) months’ written notice or salary in lieu of such notice. Upon termination of employment, Mr. Thow will be subject to a one-year non-solicitation period concerning the hiring of the Company’s employees and the solicitation of its clients.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.2	Bylaws of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.3	Amendment to Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
4.1	Form of Underwriter Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
4.2	Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on December 1, 2023)
10.1	Form of Common Stock Securities Purchase Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.2	Form of Convertible Promissory Note issued pursuant to a Securities Purchase Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.3	Registration Rights Agreement dated February 28, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on March 1, 2023).
10.4	Investment Agreement dated November 1, 2020 between the Registrant and Space Capital Berhad (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.5	13.33% Convertible Redeemable Note issued by the Registrant on November 13, 2020 to Space Capital Behard in the principal amount of $2,123,600 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.6	Collaboration Agreement dated March 21, 2022 between GEM Reward SDN BHD and TNG Digital SDN BHD (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).

10.7	Business Partner Agreement dated February 8, 2022 between Public Bank and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.8	Agreement dated August 6, 2021 between iPay88 (M) Sdn. Bhd. and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.9	Partnership Agreement dated as of December 16, 2021 between Gem Reward Sdn Bhd and Digi Telecommunications Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.10	Collection Services Agreement dated as of August 11, 2021 between ATX Distribution Sdn Bhd and Gem Reward Sdn Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.11	Service Provider Agreement effective January 1, 2022 between Coup Marketing Asia Pacific Sdn. Bhd. d/b/a Pay’s Gift and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.12	Reseller Agreement dated April 12, 2021 between MOL Accessportal Sdn. Bhd. d/b/a Razer Gold and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.13	Merchant Services Agreement dated August 17, 2021 between Morganfield’s and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.14	Merchant Services Agreement dated August 17, 2021 between The Alley and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.15	Merchant Services Agreement dated August 17, 2021 between Hui Lau Shan and Gem Reward Sdn. Bhd (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.16	Employment Agreement dated June13, 2024 between Carlson Thow and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 14, 2024)
10.17	Employment Agreement dated June 20, 2024 between Chai Ching “Henry” Loong and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 25, 2024)
10.18	Executive Employment Agreement dated June 14, 2024 between Sook Lee Chin and the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on June 17, 2024)
10.19	Agreement dated as of October 5, 2023, by and between the Company and YA II PN, Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 12, 2023)
10.20	Common Stock Securities Purchase Agreement dated February 28, 2023, between the Registrant and YA II PN Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on October 12, 2023)
10.21	Form of Convertible Promissory Note issued pursuant to the Securities Purchase Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-271872), originally filed on May 12, 2023).
10.22	License and Service Agreement dated as of October 12, 2023, by and between the Company and AI Lab Martech Sdn. Bhd.(Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 18, 2023).
10.23	Letter Offer dated as of August 2, 2023, issued by CIMB Bank Berhad to the Registrant (Incorporated by reference to the Exhibit 10.23 of Company’s Annual Report on Form 10-K (File No. 001-41476), filed on September 28, 2023).
10.24	Underwriting Agreement dated as of November 28, 2023, by and between Treasure Global Inc and EF Hutton LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 1, 2023)
10.25	Letter Agreement dated November 28, 2023 from Yorkville Advisors Global, L.P. to Treasure Global Inc (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 4, 2023)
10.26	Software Development Agreement dated as of December 19, 2023, by and between the Company and VT Smart Venture Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 21, 2023).
10.27	Software Purchase Agreement dated as of March 12, 2024, by and between the Company and Myviko Holding Sdn. Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on March 15, 2024).
10.28	Software Purchase Agreement dated as of April 8, 2024, by and between the Company and MYUP Solution Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on April 8, 2024).
10.29	Share Sale and Purchase Agreement dated as of May 24, 2024, by and between the Company, Jeffrey Goh Sim Ik and Koo Siew Leng (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on May 28, 2024).
10.30	Software Purchase Agreement dated as of May 27, 2024, by and between the Company and Falcon Gateway Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on May 30, 2024).

10.31	Partnership Agreement between Treasure Global Inc and Credilab Sdn. Bhd. dated September 20, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on September 20, 2024).
10.32	Form of Purchase Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 11, 2024).
10.33	Purchase Agreement by and between the Company and Alumni Capital LP dated October 10, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 11, 2024).
10.34	Service Partnership Agreement by and between the Company and Octagram Investment Limited dated October 10, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 11, 2024).
10.35	Supplemental Letter Dated October 28, 2024 to The Partnership Agreement Dated September 20, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 30, 2024).
10.36	Service Agreement Dated October 29, 2024 Between Treasure Global Inc and V Gallant SDN BHD (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on November 1, 2024).
10.37	Subscription Agreement by and among the Company and the Investors dated November 27, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on November 27, 2024).
10.38	Share Purchase Agreement Dated February 11, 2025 between VWXYZ Venture Sdn. Bhd. and with Amystic Commerce Sdn. Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on February 18, 2025).
10.39	Supplemental Letter agreement between Treasure Global Inc and V Gallant SDN BHD dated March 24, 2025 Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on March 28, 2025).
10.40	Sale and Purchase Agreement Dated July 30, 2025 Between Treasure Global Inc and I Synergy Group Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on August 14, 2025).
10.41	Subscription Agreement Dated October 7, 2025 by and among Treasure Global Inc, Chuah Su Chen and Chan Meng Chun (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 7, 2025).
21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022.).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Executive Compensation Clawback Policy effective November 29, 2023
101	Interactive Data Files
101.INS	(Filed herewith)
101.SCH	XBRL Instance Document (Filed herewith)
101.CAL	XBRL Calculation Linkbase Document (Filed herewith)
101.DEF	XBRL Definition Linkbase Document (Filed herewith)
101.LAB	XBRL Label Linkbase Document (Filed herewith)
101.PRE	XBRL Presentation Linkbase Document (Filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
#	Indicates management or compensation plan or arrangement

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2025	TREASURE GLOBAL INC.

	By:	/s/ Carlson Thow
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

Signature	Title	Date

/s/ Carlson Thow	Chief Executive Officer and Executive Director	October 16, 2025
Carlson Thow	(Principal Executive Officer)

/s/ See Wah “Sylvia” Chan	Chief Financial Officer	October 16, 2025
See Wah “Sylvia” Chan	(Principal Financial and Accounting Officer)

/s/ Kok Pin “Darren” Tan	Director	October 16, 2025
Kok Pin “Darren” Tan

/s/ Wei Ping Leong	Director	October 16, 2025
Wei Ping Leong

/s/ Wai Kuan Chan	Director	October 16, 2025
Wai Kuan Chan

/s/ Chan Meng Chun	Director	October 16, 2025
Chan Meng Chun