Form 10-Q
period 2025-09-30
TREASURE GLOBAL INC
filed 2025-11-14
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 14, 2025, the registrant had a total of 16,962,004 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	As of	As of
	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,250,478	$236,895
Accounts receivable, net	1,445,140	1,592,901
Inventories, net	21,140	13,184
Other receivables and other current assets, net	1,288,133	3,361,862
Other receivable, related party	13,730	13,723
Prepayments	303,175	304,771
Total current assets	4,321,796	5,523,336

OTHER ASSETS
Property and equipment, net	735,663	109,539
Intangible assets, net	3,044,877	3,044,877
Operating lease right-of-use assets	102,379	114,375
Other receivables and other assets, non-current, net	8,389,981	6,081,021
Total other assets	12,272,900	9,349,812

TOTAL ASSETS	$16,594,696	$14,873,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Related party loan	$4,344	$5,134
Insurance loan	23,423	40,490
Accounts payable	20,008	19,997
Contract liability	1,394	872
Other payables and accrued liabilities	3,298,029	3,444,929
Other payables, related parties	494	494
Operating lease liabilities	53,259	36,606
Income tax payables	121,255	120,000
Total current liabilities	3,522,206	3,668,522

NON-CURRENT LIABILITIES
Derivative liabilities	1,037,695	383,886
Operating lease liabilities -non current	62,087	77,007
Total non-current liabilities	1,099,782	460,893
TOTAL LIABILITIES	4,621,988	4,129,415

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY

Common stock, par value $0.00001; 600,000,000 shares authorized, 7,745,359 and 4,149,405 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively*	77	41
Additional paid-in capital	75,370,104	72,023,252
Accumulated deficit	(63,541,466)	(61,407,562)
Accumulated other comprehensive income	143,993	128,002
TOTAL STOCKHOLDERS’ EQUITY	11,972,708	10,743,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,594,696	$14,873,148

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,
	2025	2024

REVENUES	$182,527	$207,371

COST OF REVENUES	(181,241)	(35,199)

GROSS PROFIT	1,286	172,172

SELLING	(20,872)	(77,746)
GENERAL AND ADMINISTRATIVE	(842,921)	(788,894)
RESEARCH AND DEVELOPMENT	(777,973)	(47,209)
STOCK-BASED COMPENSATION	(100,000)	(70,000)
TOTAL OPERATING EXPENSES	(1,741,766)	(983,849)

LOSS FROM OPERATIONS	(1,740,480)	(811,677)

OTHER (EXPENSE) INCOME
Other income, net	23,425	1,379
Interest expense	(676)	(1,511)
Unrealized holding loss on marketable securities	-	(127,507)
Change in fair value of derivative liabilities	(416,173)	-
TOTAL OTHER EXPENSE, NET	(393,424)	(127,639)

LOSS BEFORE INCOME TAXES	(2,133,904)	(939,316)

PROVISION FOR INCOME TAXES	-	(11,391)

NET LOSS	(2,133,904)	(950,707)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	15,991	(59,145)

COMPREHENSIVE LOSS	$(2,117,913)	$(1,009,852)

LOSS PER SHARE
Basic and diluted*	$(0.38)	$(17.62)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	5,681,968	53,954

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollar, except for the number of shares)

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2025	4,149,405	$41	$72,023,252	$(61,407,562)	$128,002	$10,743,733
Net loss	-	-	-	(2,133,904)	-	(2,133,904)
Issuance of common stock and warrant under share purchase agreement	3,505,000	35	3,484,489	-	-	3,484,524
Fair value of warrants allocated to derivative liabilities	-	-	(237,636)	-	-	(237,636)
Employee and non-employee stock base compensation	90,954	1	99,999	-	-	100,000
Foreign currency translation adjustments	-	-	-	-	15,991	15,991
Balance as of September 30, 2025 (Unaudited)	7,745,359	$77	$75,370,104	$(63,541,466)	$143,993	$11,972,708

					ACCUMULATED
	COMMON STOCK*		ADDITIONAL		OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	33,432	-	41,171,844	(38,030,074)	238,963	3,380,733
Net loss	-	-	-	(950,707)	-	(950,707)
Issuance of common stock at the market offering, net of issuance costs	31,667	-	2,457,390	-	-	2,457,390
Issuance of common stock for software development	40,000	-	1,380,000	-	-	1,380,000
Employee stock compensation	-	-	70,000	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	(59,145)	(59,145)
Balance as of September 30, 2024 (Unaudited)	105,099	$-	$45,079,234	$(38,980,781)	$179,818	$6,278,271

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,133,904)	$(950,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,362	21,284
Amortization of intangible assets	-	302,802
Amortization of operating right-of-use assets	12,012	9,086
Allowance for credit losses	-	(940)
Stock-based compensation	100,000	70,000
Change in fair value of derivative liabilities	416,173	-
Unrealized holding loss on marketable securities	-	127,507
Change in operating assets and liabilities
Accounts receivable	147,708	(35,784)
Inventories	(7,917)	8,595
Other receivables and other assets	(174,982)	(450,287)
Prepayments	1,762	33,457
Accounts payable	-	(805)
Customer deposits	-	(70,442)
Contract liability	520	(6,643)
Other payables and accrued liabilities	(146,925)	(33,577)
Operating lease liabilities	1,661	131
Income tax payables	1,255	4
Net cash used in operating activities	(1,761,275)	(976,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(644,874)	-
Prepayment of purchase consideration for business combination	(6,608)	-
Collaboration deposit	(53,310)	(1,487,372)
Net cash used in investing activities	(704,792)	(1,487,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in market offering	-	2,457,390
Proceeds from Issuance of common stock and warrant under share purchase agreement	3,484,524	-
Proceed from insurance loan	(17,067)	-
Principal payments of insurance loan	-	(18,960)
Payments of related party loan	(790)	(1,159)
Net cash provided by financing activities	3,466,667	2,437,271

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	12,983	(101,032)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,013,583	(127,452)

CASH AND CASH EQUIVALENTS, beginning of year	236,895	200,013

CASH AND CASH EQUIVALENTS, end of year	$1,250,478	$72,561

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$9,440
Interest paid	$676	$3,020

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Issuance of common stock for software development	$-	$1,380,000
Allocation of fair value of derivative liabilities for issuance of common stock	$237,636	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of business and organization

Treasure Global Inc. (“TGL” or the “Company”) is a holding company incorporated on March 20, 2020, under the laws of the State of Delaware. The Company has no substantive operations other than holding all of the outstanding shares of TADAA Technologies Sdn. Bhd (“TADAA Technologies”), (formerly known as ZCity Sdn. Bhd, and Gem Reward Sdn. Bhd, underwent a name change on July 31, 2025 and July 20, 2023, respectively). TADAA Technologies was originally established under the laws of the Malaysia on June 6, 2017, through a reverse recapitalization.

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

During the year ended June 30, 2025, the Company launched a new revenue stream by providing customized software development services. This business line is part of the Company’s broader efforts to explore new growth opportunities and strengthen its capabilities in the technology and digital services sector.

The accompanying unaudited condensed consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
TADAA Technologies Sdn. Bhd (formerly known as ZCity Sdn Bhd and Gem Reward Sdn. Bhd.) (“TADAA Technologies”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
TADAA Ventures Sdn. Bhd (formerly known as VWXYZ Venture Sdn. Bhd underwent a name change on July 29, 2025.) (“TADAA Ventures”) (1)	● ● ●	A Malaysian company Incorporated in July 2024 Holding company	100% owned by TGL

(1)	TADAA Ventures is a holding company incorporated in July 2024, under the laws of Malaysia. As of September 30, 2025, TADAA Ventures has no substantive operations.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $1.7 million for the three months ended September 30, 2025; (2) accumulated deficit of approximately $63.5 million as of September 30, 2025; and (3) net operating cash outflow of approximately $1.8 million for the three months ended September 30, 2025.

On March 22, 2024, the Company and H.C. Wainwright& Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of September 30, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of common stock which sell through or to the Manager.

On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the modification agreement (“Modification Agreement”) on January 21, 2025. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 of the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of September 30, 2025, Alumni Capital has purchased aggregated total of 6,668,680 shares of the Company’s common stock, while the Company received an aggregated net proceed of approximately $15.2 million.

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

Despite receiving the net proceeds from the various offerings, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. Therefore, management has determined that there is a significant doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, it may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;

There, however, is no guarantee that the substantial doubt about the Company’s ability to continue as a going concern will be alleviated.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended June 30, 2025.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2025, its unaudited results of operations for the three months ended September 30, 2025 and 2024, and its unaudited cash flows for the three months ended September 30, 2025 and 2024, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the year ended June 30, 2025, the Company introduced a new revenue stream through customized software development services. As a result, the Company operates through two reportable segments: (i) payment processing and e-commerce operation in its ZCITY platform, and (ii) customized software development as of September 30, 2025.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2025	June 30, 2025
Period-average MYR: US$1 exchange rate	4.21	4.21

	For the three months ended September 30,
	2025	2024
Period-average MYR: US$1 exchange rate	4.22	4.46

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of software development, and sales of health care product on its ZCITY platform. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2025 and June 30, 2025, the Company recorded $9,927, and $9,924 of allowance for credit loss, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three months ended September 30, 2025 and 2024, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of refundable collaboration deposit related to the partnership agreement with Credilab Sdn. Bhd. In addition, other receivables and other current assets also include prepayment made by the Company to third parties for software development, cyber security service, director& officer liability insurance (“D&O Insurance), refundable advance to third party service provider, deposit for investment and other deposits.

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of September 30, 2025 and June 30, 2025, the Company provided allowance for credit loss of $1,078,475 and $1,078,353, respectively.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2025 and June 30, 2025, the Company did not record allowance for doubtful account against prepayment.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net

The Company’s acquired intangible assets with definite useful lives only consist of internal used software. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its internal use software with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated economic lives, which is determined to be approximately one to five years. As of September 30, 2025 and June 30, 2025, the Company recorded $19,517,303 impairment of intangible assets.

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2025 and June 30, 2025, $19,517,303 impairment of long-lived assets was recognized.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the unaudited condensed consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the unaudited condensed consolidated statements of comprehensive loss.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, and computer products on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of approximately $0.1 million to support an average 8 days of sales during the three months ended September 30, 2025, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

In certain instances, the Company is acting as an agent in the transaction and is engaging in drop shipping arrangements for health care, where the products were shipped directly from the vendors to the customers. In these drop shipping transactions, the Company was not primarily responsible for fulfilling the promise to deliver the products to the customers, and as a result, did not exercise control over the goods or assume any inventory risks. Therefore, the Company determined that revenue from sales of products under the drop shipping arrangements were recognized on a net basis.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the sales of E-vouchers, health care products, and computer products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the three months ended September 30, 2025 and 2024, approximately $1,000 and $21,000 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$181,129	$23,187
Health care products, and computer products revenue (1)	-	51,764
Loyalty program revenue (1)	390	6,794
Transaction revenue (1)	1,008	43,080
Member subscription revenue (2)	-	82,546
Total revenues from ZCITY platform	182,527	207,371

Revenue from Customized software development (2)	-	-
Total revenue	$182,527	$207,371

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

Cost of revenue

Cost of revenue sold mainly consists of the purchases of gift cards or “E-voucher” pin codes, and health care products, which are directly attributable to the sales of products on the Company’s online marketplace platform. In addition, cost of revenue sold also includes labor and subcontracted development resource costs related to customized software development services.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Advertising costs

Advertising costs amounted to $17,985 and $65,536 for the three months ended September 30, 2025 and 2024 respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team.

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $777,973 and $47,209 for the three months ended September 30, 2025 and 2024, respectively.

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

Total expenses for the plans were $17,602 and $47,679 for the three months ended September 30, 2025 and 2024, respectively.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three months ended September 30, 2025 and 2024.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended September 30, 2025 and 2024, 1,182,953 and 28 contingent shares to be issued to the investor, underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s financial asset and liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and June 30, 2025:

	September 30, 2025 (Unaudited)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Liabilities:
Derivative liabilities	$1,037,695	$-	$-	$1,037,695

	June 30, 2025	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)
				$
Assets:
Investment in marketable securities	$383,886	$-	$-	$383,886

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2025 and for the year ended June 30, 2025:

Warrant issued under Share Purchase Agreement
Balance as of June 30, 2024	$-
Derivative liabilities recognized at grant date	2,450,227
Change in fair value of derivative liabilities	(1,816,917)
Exercised of warrants	(249,424)
Balance as of June 30, 2025	383,886
Derivative liabilities recognized at grant date	237,636
Change in fair value of derivative liabilities	416,173
Balance as of September 30, 2025 (Unaudited)	$1,037,695

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three months ended September 30, 2025 and 2024, the Company did not recognize impairment loss on its operating lease ROU asset.

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

-Recent accounting pronouncements adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company adopted ASU 2020-06 on July 1, 2025.

-Recent accounting pronouncements not yet adopted

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

Note 3 – Accounts receivable, net

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Accounts receivable	$1,455,067	$1,602,825
Provision for estimated credit losses	(9,927)	(9,924)
Total accounts receivable, net	$1,445,140	$1,592,901

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Beginning balance	$9,924	$1,100
Addition	-	8,512
Exchange rate effect	3	312
Ending balance	$9,927	$9,924

Note 4 – Inventories, net

Inventories consist of the following:

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Gift card (or E-voucher)	$21,140	$13,184

Note 5 – Other receivables and other current assets, net

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Collaboration deposits (i)	$5,625,597	$5,572,287
Deposits (ii)	157,907	210,172
Prepaid tax	1,769	1,768
Prepaid expense (iii)	141,740	62,341
Prepaid technical support and maintenance fee (v)	3,600,000	3,600,000
Software development deposit (iv)	868,137	725,994
Prepaid investment (vii)	235,645	228,942
Other receivable (vi)	125,794	119,732
Total other receivables and other current assets	10,756,589	10,521,236
Provision for estimated credit loss	(1,078,475)	(1,078,353)
Total other receivables and other current assets	$9,678,114	$9,442,883
Current	$1,288,133	$3,361,862
Non-current	$8,389,981	$6,081,021

(i)	On September 20, 2024, the Company entered into a partnership agreement (the “Partnership Agreement”) with Credilab Sdn. Bhd. (“CLSB”) for five years. Pursuant to the Partnership Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources, and market expertise to drive mutual benefit and growth, while the Company will periodically provide collaboration deposit fund to CLSB, which CLSB will be utilized to support CLSB’s credit service activities for the portfolio clients introduced by the Company’s ZCity App (“Portfolio Clients”). In return, the Company will share half of the revenue and processing fee from CLSB’s profit derived from Portfolio Client. As of September 30, 2025 and June 30, 2025 the Company had disbursed $5,625,597 and $5,572,287 collaboration deposits to CLSB, of which $5,625,597, and $5,572,287 is classified as non-current, respectively. As of September 30, 2025 and June 30, 2025, $115,616 credit loss was recorded against collaboration deposit.

(ii)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of September 30, 2025 and June 30, 2025, $118,878 and $118,810 estimated credit loss was recorded against doubtful receivables, respectively.

(iii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(iv)

The balance of software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of September 30, 2025 and June 30, 2025, $114,720 of the service deposit were refunded by Nexgen. As of September 30, 2025 and June 30, 2025, $95,103 and $95,049 estimated credit loss was recorded against the software development deposits, respectively.

On July 18, 2024, the Company entered into an agreement with Musli Development Sdn Bhd (“Musli”) and V Galactech Sdn. Bhd (“V Galactech”) for the provision of subcontractor services related to developing smart campus management system at the Enforcement Leadership & Management University, Malaysia. Under the terms of these agreements, both Musli and V Galactech were engaged to provide services including infrastructure cabling, wiring, and network design consultancy for a total amount of $727,626 and $242,542 respectively. As of September 30,2025 and June 30, 2025, the Company had remitted a service deposit of $412,380 and 218,565 to V Gallant and Musli, respectively. As of September 30, 2025 and June 30, 2025, $630,946  estimated credit loss was recorded against the software development deposits to V Galactech and Musli.

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On March 25, 2025, the Company and OCTA amended the Partnership Agreement to increase the total service fee to $6,500,000. As of September 30, 2025 and June 30, 2025, the Company had prepaid $142,090 and $0 to OCTA in connection with the E-commerce platform development.

(v)

The balance of prepaid technical support and maintenance fee consists as following:

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The Company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. The Service Fee includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000 per month, starting from the delivery of the first mini-game module, for the ongoing technical support for a period of five years. As of September 30, 2025, the first mini-game module has been delivered to the Company. Consequently, a total of $600,000 in prepaid technical support fees paid to OCTA through the issuance of the Company’s common stock has been recorded as a prepaid expense, of which $480,000 is classified as non-current.

On October 29, 2024, the Company entered into a service agreement with V Gallant Sdn Bhd (“V Gallant”), a Malaysian company, to provide generative AI solutions and AI digital human technology services. On March 24, 2025, the Company entered into a supplemental agreement with V Gallant to amend the above-mentioned service agreement to require V Gallant to provide and manage GPU servers, network infrastructure, cloud integration, security measures, AI tools, and user environments to support AI cloud infrastructure. As of September 30, 2025, the Company recorded $3,000,000 as a prepaid expense for services not yet commenced, of which $2,400,000 is classified as non-current.

(vi)

The balance of other receivable mainly consists as following:

On May 24, 2024, the Company has disposed all of its equity interest in Foodlink and its subsidiaries Morgan and for a consideration of $148,500. As of September 30, 2025 the Company has collected $30,568 from the Purchaser, and the remaining is expected to be fully repaid by December 2025.  As of September 30, 2025 and June 30, 2025, $117,932 estimated credit loss was recorded against other receivable.

(vii)

The balance of prepaid investment consists as following:

On February 11, 2025, TADAA Ventures, entered into a Share Purchase Agreement (“SPA”) with Amystic Commerce Sdn Bhd (“Amystic”), a private company incorporated in Malaysia. Pursuant to the SPA, TADAA Ventures will acquire 51% of the ordinary shares (“the Sale Shares”) in Tien Ming Distribution Sdn Bhd (“Tien Ming”), a private company incorporated in Malaysia principally involved in distribution of all kinds of consumer products, providing logistics and acting as traders. The purchase price for the Sale Shares is RM 5,100.00. The acquisition is part of TADAA Ventures’s commitment to invest up to RM 3,000,000.00 in the Tien Ming Distribution to support its operations and obligations to provide warehousing and fulfilment delivery services for F&N Beverages Marketing Sdn Bhd. As of September 30, 2025, the acquisition of Tien Ming has not been completed, and the Company has prepaid $235,645 of the investment amount toward the acquisition by way of a shareholders’ loan.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Beginning balance	$1,078,353	$212,053
Addition	-	846,337
Exchange rate effect	122	19,963
Ending balance	$1,078,475	$1,078,353

Note 6 – Prepayments

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Deposits to suppliers	$303,175	$304,771

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Computer and office equipment	$278,584	$184,545
Furniture and fixtures	83,654	81,551
Leasehold improvement	703,189	151,581
Subtotal	1,065,427	417,677
Less: accumulated depreciation	(329,764)	(308,138)
Total	$735,663	$109,539

Depreciation expense for the three months ended September 30, 2025 and 2024 were amounted to $21,362 and $21,284, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of September 30,	As of June 30,
	2025	2025
	(Unaudited)
Internal use software development	$23,980,607	$23,980,607
Less: accumulated amortization	(1,418,427)	(1,418,427)
Less: Impairment	(19,517,303)	(19,517,303)
Total intangible assets, net	$3,044,877	$3,044,877

Amortization expense for the three months ended of September 30, 2025 and 2024 was amounted to $0 and $302,802, respectively. During the year ended June 30, 2025, the Company recognized an impairment loss of $19,517,303 related to internal use software development. The impairment was primarily due to changes in the Company’s business strategy, which significantly reduced the expected future economic benefits associated with the affected assets. In accordance with ASC 360, the Company determined that the carrying amount of the intangible assets exceeds the estimated undiscounted future cash flows expected to result from its use, therefore, the Company recognized an impairment loss equal to the amount by which the carrying value exceeds its estimated fair value based on a discounted cash flows approach.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending September 30, 2026	$608,975
Twelve months ending September 30, 2027	608,975
Twelve months ending September 30, 2028	608,975
Twelve months ending September 30, 2029	608,975
Twelve months ending September 30, 2030	608,977
Total	$3,044,877

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

Movements in investment in marketable securities are as follows:

At fair value	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Beginning balance	$-	$171,633
Net loss recognized for the year	-	(170,817)
Disposal	-	(816)
Closing balance	$-	$-

For the three months ended September 30, 2025, the Company did not recognized any unrealized gain/loss on marketable equity security. For the three months ended September 30, 2024, unrealized loss on marketable equity securities were $127,507.

Note 10 – Loans and notes

Insurance loan

In February 2024, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 1”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. In December 2024, the remaining balance of Insurance loan had been paid in full. In February 2025, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 2”) of $56,669 with interest rate of 10.0 % to be due in ten equal monthly instalments of $5,929. As of September 30, 2025 and June 30, 2025, the outstanding balance Insurance loan 2 were $23,423 and $40,490. The funds from Insurance Loan 1 and 2 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 5.

For the three months ended September 30, 2025 and 2024, interest expenses pertained to the insurance loans amounted to $423 and $758, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Other payables and accrued liabilities

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Accrued professional fees (i)	$300,410	$402,759
Accrued payroll	11,654	33,635
Accrued interest	2,663	2,661
Payables to merchant from ZCITY platform (ii)	173,775	169,790
Provision for share-based compensation adjustment (iii)	2,726,545	2,726,545
Others	82,982	109,539
Total other payables and accrued liabilities	$3,298,029	$3,444,929

(i)	Accrued professional fees

The balance of accrued professional fees represented amount due to third parties service providers which include mobile application developing, marketing consulting service, IT related professional service, audit fee, tax filing fee, and consulting fee related to capital raising.

(ii)	Payables to merchants from ZCITY platform

The balance of payables to merchants from ZCITY platform represented the amount the Company collected on behalf of merchant from its customer through the Company’s ZCITY platform.

(iii)

Provision for share-based compensation adjustment

The balance of provision for share-based compensation adjustment represented the one – off settlement amount to settle cash compensation requested by V Gallant Sdn. Bhd. pursuant to the Service Agreement dated October 29, 2024, as supplemented on March 28, 2025, to reflect the decline in our share price.

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of September 30, 2025	As of June 30, 2025
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Equipment rental deposit	$13,730	$13,723

Other payables, related parties

Name of Related Party	Relationship	Nature	As of September 30, 2025	As of June 30, 2025
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	494	494

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of September 30, 2025 and June 30, 2025, such loan has an outstanding balance of $4,344 and $5,134 to be due within the next 12 months.

The interest expense was $253 and $323 for the three months ended September 30, 2025 and 2024, respectively.

Related party transactions

Operating expenses from related parties

Name of Related Party	Relationship	Nature	For the three months Ended September 30, 2025	For the three months Ended September 30, 2024
			(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense (short-term office equipment rental	-	5,885

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

All shares and per share amounts used herein and in the accompanying unaudited condensed consolidated financial statements have been retroactively stated to reflect the effect of the April 2025 Split.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common stock issued from the Marketing Offering, net of issuance costs

On March 22, 2024, the Company and H.C. Wainwright& Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering.

As of September 30, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager.

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

As of September 30, 2025, Alumni Capital had purchased approximately $15.2 million worth of the Company’s common stock, totaling 6,668,680 shares.

As of June 30, 2025, Alumni Capital had purchased approximately $11.7 million worth of the Company’s common stock, totaling 3,163,680 shares.

Common stock issued under Subscription Agreement

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) in exchange for 71,333 shares of the Company’s common stock (the “Offered Shares”), with a par value of $0.00001 per share, at a negotiated purchase price of $16.5 per share (the “Offering”). As of September 30, 2025 and June 30, 2025, the Company had issued all 71,333 shares to the Investors for total consideration of $1,177,000.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common stock issued for acquiring intangible assets

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

The Company has sole discretion to choose whether to make the payment in cash and/or the equivalent value in the Company’s common stock. On September 20, 2024, the Company issued 40,000 shares of its common stock equivalent to $1,380,000 to CLSB for software development. Upon completion of the software development, the Company will make the remaining payment of $620,000 in cash and/ or the equivalent value in the Company’s common stock. As of September 30, 2025 and June 30, 2025, the Company has offset $620,000 of the Collaboration deposits balance to CLSB against the remaining payment.

- Octagram Investment Limited

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification.  The company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On March 25, 2025, the Company and OCTA amended the Partnership Agreement to increase the total service fee to $6,500,000, to be settled by issuing shares of the Company at a price equal to the volume-weighted average price (VWAP) over the thirty (30) trading days immediately preceding the payment date, or such other price as may be mutually agreed. As of September 30, 2025 and June 30, 2025, the Company had issued 149,230 shares of its common stock to OCTA at a weighted average price of $28.25 per share.

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

On March 28, 2025, the Company and VGallant amended the Agreement to clarify the payment structure and to reflect the valuation of shares more accurately. Under the amended terms, the Company has sole discretion to settle the service fees in cash and/or through the issuance of shares. The fees are to be paid in two tranches: (i) a down payment of $8,000,000 upon execution of the Agreement, and (ii) the remaining $8,000,000 in twelve equal monthly installments commencing January 31, 2025. If paid in shares, the number of shares issued shall be based on the volume-weighted average price (VWAP) of the Company’s shares over the thirty (30) trading days immediately preceding the payment date or as otherwise mutually agreed. As of September 30, 2025 and June 30, 2025, the Company had issued 430,456 shares of its common stock to V Gallant at a weighted average price of $27.44 per share.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

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

As of September 30, 2025, Alumni Capital had purchased approximately $15.2 million worth of the Company’s common stock, totaling 6,668,680 shares. Of this amount, the Company had grant Alumni Capital with a purchase warrant to purchase up to 1,182,953 share of the Company’s common stock (as adjusted, and subject to further adjustment), with an weighted average exercise price of $2.9 per share (as adjusted, and subject to further adjustment), to be expired on October 10, 2027. Both the exercise price and the number of shares issuable upon exercise of the warrant (as adjusted, and subject to further adjustment) are determined based on the contractual arrangement described above, whereby the exercise price is calculated using a fixed valuation of $5,000,000 divided by the number of outstanding shares at the time of exercise. The Purchase Warrants are being classified as liability instrument in accordance with ASC 480 as the Company will be issuing a variable number of shares upon exercised by the holders of the Purchase Warrants, and at inception, the obligation’s monetary value is based solely on a fixed monetary amount of $5,000,000 known at inception.

The Company records the fair value of the Purchase Warrants as a derivative liability at inception and recognized the changes in the values of these instruments in the unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”. For the three months ended September 30, 2025 and 2024, the change in fair value of derivative liabilities amounted to $416,173 and $0, respectively.

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.20% to 171.88%, (2) risk-free interest rate of 3.52% to 4.37%, (3) expected life of 2.1 years to 2.8 years, (4) exercise price of $1.17 to $5.15 and (5) stock price of $1.08 to $19.50 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants were estimated to be $2,687,863.

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

The fair value of the warrants issued to Alumni Capital which was determined on September 30, 2025 by using the Black Scholes model using the following assumptions: (1) expected volatility of 162.53%, (2) risk-free interest rate of 3.60%, (3) expected life of 2.0 years, (4) exercise price of $0.65 to $1.10 and (5) stock price of $1.13 on September 30, 2025. Based on above assumption, the fair value of the warrants were estimated to be $1,037,695.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants outstanding as of September 30, 2025 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2024	28	$17,857	3.1
Granted	260,671	4.50	2.6
Adjustment*	399,215	(2.79)
Exercised	(196,248)	-	-
Outstanding at June 30, 2025	463,666	1.71	2.3
Granted	267,308	1.31	2.1
Adjustment*	452,007	(0.60)
Outstanding at September 30, 2025 (Unaudited)	1,182,981	$0.97	2.0

*	Adjustment reflects the change in the number of shares issuable under the Purchase Warrant issued to Alumni Capital due to the contractual pricing mechanism based on outstanding shares. Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the warrants will be adjusted proportionally

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

Employee stock compensation

In June 2024, the Company executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. For the three months ended September 30, 2025 and 2024, the Company recognized $50,000 and $0 in stock-based compensation expense attributable to the Employment Agreement, respectively in general and administrative expense, respectively. As of September 30, 2025 and June 30, 2025, 70,946 and 33,816 shares of the Company’s common stock had been issued to the executive officers in settlement of the vested stock compensation, respectively.

Non-employee stock compensation

On August 1, 2025, the Company entered into a Consultant Service Agreement with Mr. Tan Wei Sheng (“Consultant”), pursuant to which the Consultant will provide strategic advisory services related to the Company’s capital market activities, investor engagement, and business strategies. Under the terms of the agreement, the Consultant is entitled to a monthly fee of $25,000. In connection with the agreement, the Company issued 20,008 shares of its common stock to the Consultant as consideration for the advisory services rendered for the period of August 2025.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income taxes

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended
	September 30,
	2025	2024
Tax jurisdictions from:	(Unaudited)	(Unaudited)
- Local – United States	$(717,481)	$(776,425)
- Foreign – Malaysia	(1,416,423)	(162,891)
Loss before income tax	$(2,133,904)	$(939,316)

The provision for income taxes consisted of the following:

	For the three months ended
	September 30,
	2025	2024
Tax jurisdictions from:	(Unaudited)	(Unaudited)
- Local – United States	$-	$11,391
- Foreign – Malaysia	-	-
Provision for income taxes	$-	$11,391

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of September 30, 2025, the operations in the United States of America incurred $17,274,167 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2023. The deferred tax valuation allowance as of September 30, 2025 and June 30, 2025 were $3,627,573 and $3,270,173, respectively.

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

For the three months ended September 30, 2025 and 2024, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Malaysia

TADAA Technologies and TADAA Ventures are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of September 30, 2025, the operations in the Malaysia incurred $23,936,096 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of September 30, 2025 and June 30, 2025 were $5,744,663 and $5,404,721, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of September 30, 2025	As of June 30, 2025
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$3,627,575	$3,270,173
Net operating loss carry forwards in Malaysia	5,744,663	5,404,721
Allowance for credit losses	261,216	261,186
Long-live assets impairment	4,098,634	4,098,634
Change in fair value of derivative liabilities	(294,157)	(381,553)
Less: valuation allowance*	(13,437,931)	(12,653,161)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $784,770 and $207,058 for the three months ended September 30, 2025 and 2024, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2025 and June 30, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended September 30, 2025 and 2024.

Note 15 – Concentrations of risks

(a)	Major customers

For the three months ended September 30, 2025, no customer accounted for 10.0% or more of the Company’s total revenues. For the three months ended September 30, 2024, one customer accounted for approximately 16.6% of the Company’s total revenues

As of September 30, 2025, two customers account for approximately 77.6% and 21.1% of the total balance of accounts receivable, respectively. As of June 30, 2025, one customers account for approximately 92.3% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the three months ended September 30, 2025, one vendors accounted for approximately 99.9% of the Company’s total purchases. For the three months ended September 30, 2024, one vendors accounted for approximately 99.9% of the Company’s total purchases.

As of September 30, 2025,  three vendors accounted for approximately 46.7%, 20.9%, and 15.1% of the total balance of accounts payable. As of June 30, 2025, three vendors accounted for approximately 46.7%, 20.9%, and 15.1% of the total balance of accounts payable.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2025 and June 30, 2025, $1,250,110 and $236,657 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, $87,494 and $31,115 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Note 16 – Leases

As of September 30, 2025 and June 30, 2025, the Company has engaged in multiple offices leases which were classified as operating leases.

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

Operating lease expense for the three months ended September 30, 2025 and 2024 were $13,673, and $9,217, respectively.

As of September 30, 2025 and June 30, 2025, the weighted-average lease term is 2.0 and 2.3 years for the remaining leases, respectively. Weighted-average discounted rated related to leases were 6.0% as of September 30, 2025 and June 30, 2025, respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of September 30, 2025 for the next five years is as follows:

September 30, 2025
2026	$53,390
2027	69,408
2028	-
Total undiscounted lease payments	122,798
Less imputed interest	(7,452)
Total lease liabilities	$115,346

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize the Company’s segment information for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30, 2025
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$182,527	$-	$182,527

Less:
Cost of revenue	181,241	-	181,241
Segment gross profit	$1,286	$-	1,286

Less:
Advertising	17,985	-	17,985
Payment transaction fee	2,490	-	2,490
Other marketing expense	397	-	397
Salaries	134,050	-	134,050
Depreciation and amortization	33,374	-	33,374
Office expense	34,628	-	34,628
Research and development	777,973		777,973
Interest expense	676	-	676
Segment (loss) income	(1,000,287)	-	(1,000,287)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			103,605
D&O insurance			16,667
Stock based compensation			100,000
Other corporate expenses			497,172
Change in fair value of derivative liabilities			416,173
Net loss before income taxes			$(2,133,904)

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2024
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$207,371	$-	$207,371
		-
Less:		-
Cost of revenue	35,199	-	35,199
Segment gross profit	172,172	-	172,172

Less:
Advertising	65,536	-	65,536
Payment transaction fee	10,255	-	10,255
Other marketing expense	1,955	-	1,955
Salaries	268,006	-	268,006
Depreciation and amortization	333,172	-	333,172
Office expense	10,086	-	10,086
Research and development	47,209	-	47,209
Unrealized holding loss on marketable securities	127,507	-	127,507
Interest expense	1,511	-	1,511
Segment loss	$(693,065)	$-	(693,065)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			157,732
D&O insurance			18,519
Stock based compensation			70,000
Other corporate expenses			-
Net loss before income taxes			$(939,316)

Other Significant Items:

	For the Three Months Ended September 30, 2025
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$644,874	$-	$644,874

For the Three Months Ended September 30, 2024
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$-	$-	$-

As of September 30, 2025, the Company’s total assets were comprised of $15,233,123 for ZCITY Platform, $1,361,573 for Customized Software Development.

As of June 30, 2025, the Company’s total assets were comprised of $13,473,148 for ZCITY Platform, $1,400,000 for Customized Software Development.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 19 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2025 up through November 14, 2025, the date the Company issued these unaudited condensed consolidated financial statements.

On February 11, 2025, TADAA Ventures entered into a Share Purchase Agreement (the “Agreement”) with Amystic Commerce Sdn. Bhd., a company incorporated in Malaysia (the “Vendor”). Pursuant to the Agreement, TADAA Ventures will acquire 51% of the ordinary shares (“the Sale Shares”) in Tien Ming Distribution Sdn Bhd (“Tien Ming Distribution”), a subsidiary of the Vendor incorporated under the laws of Malaysia. The purchase price for the Sale Shares is RM 5,100.00. The acquisition is part of TADAA Ventures’s commitment to invest up to RM 3,000,000.00 in the Tien Ming Distribution to support its operations and obligations to provide warehousing and fulfilment delivery services for F&N Beverages Marketing Sdn Bhd. Subsequent to September 30, 2025, the Company’s reviewed its investment in Tien Ming Distribution and determined to initiated the process of terminate the acquisition due following Company’s lack of control or significant influence over Tien Ming Distribution. This determination was made after a review of Tien Ming Distribution’s financial and operational performance relative to initial expectations.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 21, 2025, the Company entered into a service agreement (the “Service Agreement”) with Weshare Management SDN BHD (the “Service Provider”) to engage the Service Provider for the provision of certain services (“Services 3”), as defined therein. The Service Agreement commenced on October 21, 2025 (the “Effective Date”) and will remain in force for two years unless frustrated, rescinded, or terminated in accordance with Clause 12, with both parties permitted to engage in commercial negotiations from time to time and document any mutually agreed amendments in writing; upon expiration, the Company may, at its discretion, renew the term for one year subject to written agreement, in which case all terms and conditions shall apply mutatis mutandis unless otherwise agreed. In consideration for the performance of Services 3, the Company agreed to pay US$1,500,000, to be satisfied through the issuance and allotment of the Company’s common stock (the “Company Shares”) valued at US$1,500,000 based on a cost basis of US$0.85 per share, with such shares required to be issued within three working days from the Effective Date. As of the date of issuance of these unaudited condensed consolidated financial statements, 1,764,706 Company Shares had been issued in connection with the Service Agreement.

On October 22, 2025, the Company entered into a sale and purchase agreement with Nexe Cloud Limited (the “Vendor”), a British Virgin Islands company, pursuant to which the Vendor agreed to sell and the Company agreed to purchase an AI server (the “Product”) as specified in Schedule 1. The agreement commenced on October 22, 2025 and remains valid until all obligations are completed, including delivery, acceptance, and payment, unless terminated in writing or due to breach. In consideration for the Vendor’s performance and the sale of the Product, the Company agreed to pay a total purchase price of US$750,000, consisting of US$280,000 in cash and US$470,000 to be settled through the issuance and allotment of the Company’s common stock at a cost basis of US$0.90 per share. Cash payments are due within fourteen days following delivery of the Product, and the shares are required to be issued within ten business days from the agreement date or as mutually agreed. As of the date of issuance of these unaudited condensed consolidated financial statements, 522,223 shares of common stock had been issued in connection with this transaction.

On October 24, 2025, the Company entered into a marketing consultancy agreement with Pepe Cemerlang Marketing (the “Consultant”), a Malaysian company (the “Marketing Consultancy Agreement”), pursuant to which the Company engaged the Consultant to provide financial advisory, strategic business planning, investor and public relations services (the “Services”) in accordance to the terms and conditioned set forth therein. The Marketing Consultancy Agreement shall commence from October 24, 2025 and remain in force for a period twelve (12) months unless otherwise frustrated, rescinded and/or terminated in accordance to Clause 8 of the Marketing Consultancy Agreement provided that both parties shall be opened to commercial negotiations from time to time pertaining to the contents of the Marketing Consultancy Agreement whereby should any such negotiation materialize. In consideration of the performance of the Consultant of its obligations, and the provision of the Services pursuant to this Agreement, subject to the Company’s satisfaction of the deliverables as stipulated in Clause 4 on the Marketing Consultancy Agreement, the Company shall pay to the Consultant a total sum of $1,000,000.00 in the manner outlined in the Marketing Consultancy Agreement.

On October 27, 2025, the Company entered into an agreement with Astute All Advisory Ltd. (“Service Provider”) to provide management consultancy and business-strategy services. Under the agreement, the Service Provider will offer advice and support as outlined therein, but will not be involved in the Company’s daily operations nor provide financial, legal, or tax advice. The term of the agreement is 24 months from the commencement date, with the possibility of amendment if both parties agree in writing. Both parties are expected to act in good faith and to comply with all applicable laws and the Company’s policies. On the same date, the Company issued 1,666,667 shares of its common stock in exchange for the foregoing services.

In October 2025, the Company issued 19,182 shares of its common stock to Consultant Tan Wei Sheng in connection with the advisory service rendered for the period of September 2025 (Note 13)

In October 2025, the Company adopted its 2025 Equity Incentive Plan (“EIP”) to attract, retain, and motivate key employees, officers, directors, and consultants by providing equity-based incentives aligned with the interests of the Company’s stockholders. From October 2025 to November 2025, the Company issued an aggregate total of 725,497 shares of its common stock to various employees, officers, and directors under the EIP.

On November 10, 2025, the Company entered into a service agreement with Myviko Holding Sdn Bhd to provide certain digital currency–related services. In connection with the agreement, the Company agreed to pay a total service fee of US$5.0 million, consisting of US$100,000 payable in cash within seven business days and US$3.4 million payable through the issuance of the Company’s common stock at a cost basis of US$1.10 per share. As of the date of this filing, the Company has issued 3,090,909 shares of its commons stock to the service provider as partial consideration for the services. The agreement has a one-year term and includes customary representations, warranties, and termination provisions. This transaction represents a non-recognized subsequent event, and no adjustments to the financial statements are required.

From October 2025 to November 2025, Alumni Capital had purchased $901,356 worth of the Company’s common stock, totaling 1,060,000 shares, pertain to Purchase Agreement mentioned above (Note 13).

From October 2025 to November 2025, an aggregate total of 22,633 shares of the Company’s common stock had been issued to the executive officers in settlement of the vested stock compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended June 30, 2025 (the “Annual Report”) filed with the SEC. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan. As of November 10, 2025, we had 2,708,782 registered users and 2,027 registered merchants.

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

-Customized Software development service

During the year ended June 30, 2025, the Company initiated a new revenue stream in the ordinary course of business by offering customized software development services, primarily targeting enterprise clients. As of January 2025, we have entered into a new service partnership with Reveillon Group Limited to design, develop, and implement a comprehensive digital system. This initiative involves the creation of integrated modules focused on improving administrative processes, data analysis, and user engagement. The system is being built with scalability, customization, and long-term performance in mind, ensuring it meets evolving business needs. This collaboration underscores our ongoing commitment to delivering robust and adaptable digital solutions across various industries. The project is scheduled for completion within 12 months of the agreement’s start date.

Recent Development

- Corporate Development

On February 11, 2025, we signed a share purchase agreement to acquire a 51% stake in Tien Ming Distribution Sdn Bhd to expand FMCG fulfilment and logistics capabilities. The transaction is expected to be terminated following the lack of control or significant influence over Tien Ming Distribution Sdn Bhd and no business combination was recognized for the three months ended September 30, 2025.

- Reverse Stock Splits

On April 7, 2025, the Company effected a 1:50 reverse stock split of its shares of common stock (“April 2025 split”).

We believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively stated to reflect the effect of the April 2025 Split.

- Financing Development

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of September 30, 2025, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of September 30, 2025, Alumni Capital has purchased aggregated total of 6,668,680 shares of our common stock, while we received an aggregated net proceed of approximately $15.2 million..

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into us for 71,333 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $16.5 (the “Offering”). As of September 30, 2025, the Company has issued 71,333 shares of Offered Shares to the Investors and received aggregate net proceed of approximately $1.2 million.

-Business Development

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as September 30, 2025, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of September 30, 2025, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2024	2024	2025	2025	2025
Number of new registered user (1)	293	2,016	1,467	88	517
Number of active users (2)	25,216	21,734	10,647	4,887	4,378
Number of new participating merchants	-	-	-	-	-

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	September 30,	December 31,	March 31,	June 30,	September 30,
	2024	2024	2025	2025	2025
Accumulated registered users	2,704,482	2,706,498	2,707,965	2,708,053	2,708,570
Accumulated Participating merchants	2,027	2,027	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of September 30, 2025. As of September 30, 2025, we recorded 2,708,570 registered users and 4,378 active users on the ZCITY platform. On average, our registered user base has grown by approximately 0.1% over the past five quarters, while our active user numbers have experienced an average decrease of 27.1%.

The decline in growth of registered users and active users over the past five quarters, as of September 30, 2025, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of September 30, 2025 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
July 1, 2024	September 30, 2024	2,704,482	25,216	0.9%
October 1, 2024	December 31, 2024	2,706,498	21,734	0.8%
January 1, 2025	March 31, 2025	2,707,965	10,647	0.4%
April 1, 2025	June 30, 2025	2,708,053	4,887	0.2%
July 1, 2025	September 30, 2025	2,708,570	4,378	0.2%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of September 30, 2025 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
July 1, 2024	September 30, 2024	25,216	3,293	21,923	18.3%	81.7%
October 1, 2024	December 31, 2024	21,734	2,016	19,718	21.8%	78.2%
January 1, 2025	March 31, 2025	10,647	1,467	9,180	57.8%	42.2%
April 1, 2025	June 30, 2025	4,887	88	4,799	54.9%	45.1%
July 1, 2025	September 30, 2025	4,378	517	3,861	21.0%	79.0%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended September 30, 2025 and 2024

Revenue

Our breakdown of revenues by categories for the three months ended September 30, 2025 and 2024, respectively, is summarized below:

	For the Three Months Ended September 30,				Change
	2025	%	2024	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$181,519	99.4%	$81,745	39.4%	122.1%
Transaction revenue	1,008	0.6%	43,080	20.8%	(97.7)%
Member subscription revenue	-	-%	82,546	39.8%	(100.0)%
Total revenues	$182,527	100.0%	$207,371	100%	(12.0)%

Total revenues decreased by approximately $25,000 or 12.0% to approximately $183,000 for the three months ended September 30, 2025 from approximately $207,000 for the three months ended September 30, 2024. The decrease was mainly attributable to the decrease in transaction revenue and member subscription revenue offset by increase in revenue from product and loyalty program revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. The product and loyalty program revenue increased by approximately $0.1 million or 122.1% to approximately $0.2 million for the three months ended September 30, 2025 from approximately $0.1 million for the same period in 2024. The increase was driven primarily by higher demand for our e-voucher product, which resulted in increased sales volume.

Transaction revenue

Transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales and service transactions, as well as for payment services facilitated between merchants and their customers online. In addition, transaction revenue includes fees earned through our recent partnership with Credilab Sdn. Bhd. (“CLSB”), a third-party credit services provider. Under that agreement, we refer our portfolio clients from TADAA Technologies Sdn. Bhd. (ZCITY’s operating subsidiary) to CLSB’s credit service platform; in return CLSB pays us a transaction fee for each successful transaction and agrees to share 50 % of the revenue derived from those portfolio clients.

Our transaction revenue decreased by 97.7%, to approximately $1,000 for the for the three months ended September 30, 2025, compared to approximately $43,000 for the same period in 2024. This decline was mainly due to less usage from merchants on our ZCITY platform and reduced transaction volume resulting from fewer successful referrals through our partnership with CLSB.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the three months ended September 30, 2025, member subscription revenue decreased by 100% to approximately $0, from approximately $83,000 for the same period in 2024. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program. As of September 30, 2025 and June 30, 2025, we had 27,620 customers who subscribed to our Zmember program.

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended September 30, 2025, and 2024, respectively, is summarized below:

	For the Three Months Ended September 30,		Change
	2025	2024	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$181,241	$35,199	414.9%
Total cost of revenue	$181,241	$35,199	414.9%

Cost of revenue primarily consists of purchases of gift cards or “E-voucher” PIN codes, and healthcare products, which are directly attributable to our product revenue. Total cost of revenue increased by approximately $0.1 million, or 414.9%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase was mainly due to increase of product and loyalty program revenue and higher product cost.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$278	$46,546	$(46,268)	(99.4)%
Gross margin	0.2%	56.9%	(56.7)%

Transaction revenue
Gross profit	$1,008	$43,080	$(42,072)	(97.7)%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$-	$82,546	$(82,546)	(100.0)%
Gross margin	-%	100.0%	(100)%

Total
Gross profit	$1,286	$172,172	$(170,886)	(99.3)%
Gross margin	0.7%	83.0%	(82.3)%

Our gross profit for the three months ended September 30, 2025, amounted to approximately $1,300 as compared to approximately $172,000 for the same period in 2024, reflecting an decrease of approximately $171,000 or 99.3%. Our gross margin decreased from 83.0% for the three months ended September 30, 2024 to 0.7% for the same period in 2025, representing an decline of 82.3% in our gross margin percentage.

The decrease in gross profit for the three months ended September 30, 2025, was primarily attributable to decrease in revenue from traction revenue and member subscription revenue. The decrease in gross margin for the three months ended September 30, 2025, was mainly attributable to decrease of gross margin from product and loyalty program revenue due to higher costs of the e-voucher products we purchased for resale.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $21,000 and $78,000 for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of approximately $57,000 or 73.2%. The decrease was mainly attributable to a decrease in marketing and promotion expense related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended September 30, 2025 and 2024, we incurred approximately $1,000 and $21,000, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $843,000 and $789,000 for the three months ended September 30, 2025 and 2024, respectively, representing a increase of approximately $54,000 or 6.8%. The increase was driven primarily by higher costs associated with administrative functions, including incremental staffing and increased professional service fees to support our operations.

Research and development expenses

Research and development expense amounted to approximately $0.8 million and $47,000 for the three months ended September 30, 2025 and 2024, respectively, representing 1,547.9% increase as we incurred more spending in A.I related infrastructure development. The increase primarily reflects costs for software engineering, cloud infrastructure and GPU-related development supporting the live-streaming/AI program described in “Business Development.”

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $100,000 and $70,000 for the three months ended September 30, 2025, and 2024, respectively. The stock-based compensation incurred for the three months ended September 30, 2025 and 2024, was related to compensation paid to our executive officer as part of their compensation plan and third party for professional service.

Other income (expense), net

Other expense, net, amounted to approximately $0.3 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. This change was primarily attributable to (i) an increase in the loss from the change in fair value of derivative liabilities of approximately $0.4 million from issuance of warrant in connection with the Share Purchase Agreement, offset by (ii) a decrease in unrealized loss of approximately $0.1 million on marketable securities as the marketable securities were disposed during the year ended June 30, 2025.

Provision for income taxes

Provision for income taxes amounted to approximately $0 and $11,000 for the three months ended September 30, 2025 and 2024. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended September 30, 2025 and 2024, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

We generated net loss of approximately $2.0 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, representing a change of approximately $1.0 million. The change was primarily attributable to the factors discussed above.

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

As of September 30, 2025, we had approximately $1.3 million, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of September 30, 2025, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 33,566 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of September 30, 2025, Alumni Capital has purchased aggregated total of 6,668,680 shares of our common stock, while the we received an aggregated net proceed of approximately $15.2 million.

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into us for 71,333 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $16.5 (the “Offering”). As of September 30, 2025, the Company has issued 71,333 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

Despite receiving the proceeds from various offerings, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)
Net cash used in operating activities	$(1,761,275)	$(976,319)
Net cash used in investing activities	(704,792)	(1,487,372)
Net cash provided by financing activities	3,466,667	2,437,271
Effect of exchange rate on cash and cash equivalents	12,983	(101,032)
Net change in cash and cash equivalents	$1,013,583	$(127,452)

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2025 was approximately $1.7 million and was mainly comprised of the net loss of approximately $2.1 million, decrease of approximately $0.1 million in other payables and accrued liabilities reflecting the timely settlement of certain accrued expenses, offset by non-cash items of depreciation, stock-based compensation, and change in fair value of derivative liabilities amounted to approximately $0.5 million, and decrease of accounts receivable of approximately $0.1 million due to collection.

Net cash used in operating activities for the three months ended September 30, 2024 was approximately $1.0 million and was mainly comprised of (i) the net loss of approximately $1.0 million, (ii) increase of other receivable and other current assets of approximately $0.5 million which includes approximately $0.5 million prepayment to certain developer for the development of our internal AI software. (iii) decrease in customer deposits of approximately $70,000, as we recognized member service revenue in the current period from certain merchant prepayments made in the prior period, and (iv) decrease of other payable and accrued liabilities of approximately $34,000 as we pay off some of the accrued operating expenses, offset by (i) non-cash items of depreciation, amortization, allowance for credit losses, stock-based compensation and unrealized loss on marketable securities amounted to approximately $0.5 million, and decrease of prepayment of approximately $33,000 as we received the inventory for resale which we have place order and prepaid in the prior period.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2025 was approximately $0.7 million which mainly due to approximately $0.6 million in purchase of property and equipment, approximately $6,600 prepayment of purchase consideration for acquisition of Tien Ming Distribution Sdn Bhd, and the remittance of approximately $53,000 to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients.

Net cash used in investing activities for the three months ended September 30, 2024 was approximately $1.5 million which includes a remittance of approximately $1.5 million to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients.

Financing Activities

Net cash provided financing activities the three months ended September 30, 2025 was approximately $3.5 million, which mainly comprised of approximately $3.5 million net proceeds received from Share Purchase Agreement, offset by payments of insurance loan and related party loan of approximately $18,000.

Net cash provided financing activities the three months ended September 30, 2024 was approximately $2.5 million, which mainly comprised of payments of insurance loan and related party loan of approximately $20,000, offset by approximately $2.5 million net proceeds received from issuance of common stock through our market offering.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of September 30, 2025 and June 30, 2025, we recorded $9,927 and $9,924 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three months ended September 30, 2025 and 2024, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of September 30, 2025 and June 30, 2025, we have provided allowance for credit loss of $1,078,475 and $1,078,353, respectively.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. $19,517,303 impairment for long-lived assets were recorded as of September 30, 2025 and June 30, 2025.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the consolidated statements of comprehensive income. For the three months ended September 30, 2025 and 2024, we recorded an unrealized holding loss on marketable securities of $0 and approximately $128,000, respectively.

Revenue recognition

Loyalty program

-	Performance obligations at a point in time

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

Stock-based compensation

We account for stock-based compensation awards to officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. In June 2024, we executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. The fair value of the stock-based compensation which included common stock issued were equivalent to the predetermined monetary value. For the three months ended September 30, 2025 and 2024, we have incurred stock-based compensation from our officer and third party service provider amounted to approximately $100,000 and $70,000, respectively.

Warrants

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

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.20% to 171.88%, (2) risk-free interest rate of 3.52% to 4.37%, (3) expected life of 2.1 years to 2.8 years, (4) exercise price of $1.17 to $5.15 and (5) stock price of $1.08 to $19.50 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants were estimated to be $2,687,863.

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

The fair value of the warrants issued to Alumni Capital which was determined on September 30, 2025 by using the Black Scholes model using the following assumptions: (1) expected volatility of 162.53%, (2) risk-free interest rate of 3.60%, (3) expected life of 2.0 years, (4) exercise price of $0.65 to $1.10 and (5) stock price of $1.13 on September 30, 2025. Based on above assumption, the fair value of the warrants were estimated to be $1,037,695.

.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of September 30, 2025 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the U.S. Securities and Securities Exchange Commission on October 14, 2025, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) Unregistered Sales of Equity Securities

(a) Issuance of Capital Stock.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during any of the months in the quarter ended September 30, 2025.

(b) Warrants.

None.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.2	Bylaws of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.3	Amendment to Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
10.1	Sale and Purchase Agreement Dated July 30, 2025 Between Treasure Global Inc and I Synergy Group Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on August 14, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: November 14, 2025	/s/ Carlson Thow
Carlson Thow
Chief Executive Officer and Executive Director
(Principal Executive Officer)

Dated: November 14, 2025	/s/ See Wah “Sylvia” Chan
See Wah “Sylvia” Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)