Form 10-Q
period 2025-12-31
TREASURE GLOBAL INC
filed 2026-02-23
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

As of February 23, 2026, the registrant had a total of 1,675,725 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	As of	As of
	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,452,456	$236,895
Accounts receivable, net	778,519	1,592,901
Inventories	136,416	13,184
Other receivables and other current assets, net	10,303,787	3,361,862
Other receivable, related party	14,656	13,723
Prepayments	308,365	304,771
Total current assets	16,994,199	5,523,336

NON-CURRENT ASSETS
Property and equipment, net	1,007,195	109,539
Intangible assets, net	-	3,044,877
Operating lease right-of-use assets	93,657	114,375
Other receivables and other assets, non-current, net	6,134,719	6,081,021
Total other assets	7,235,571	9,349,812

TOTAL ASSETS	$24,229,770	$14,873,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Related party loan	$-	$5,134
Insurance loan	-	40,490
Accounts payable	37,382	19,997
Contract liability	4,688	872
Other payables and accrued liabilities	3,561,583	3,444,929
Other payables, related parties	494	494
Operating lease liabilities	50,525	36,606
Income tax payables	221,255	120,000
Total current liabilities	3,875,927	3,668,522

NON-CURRENT LIABILITIES
Derivative liabilities	2,349,273	383,886
Operating lease liabilities -non current	48,637	77,007
Total non-current liabilities	2,397,910	460,893
TOTAL LIABILITIES	6,273,837	4,129,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001; 600,000,000 shares authorized, 1,675,725, and 207,470 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively*	18	41
Additional paid-in capital	84,418,213	72,023,252
Accumulated deficit	(66,651,329)	(61,407,562)
Accumulated other comprehensive income	189,031	128,002
TOTAL STOCKHOLDERS’ EQUITY	17,955,933	10,743,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,229,770	$14,873,148

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024

REVENUES	$1,080,992	301,898	1,263,519	$509,269

COST OF REVENUES	(1,080,085)	(77,947)	(1,261,326)	(113,146)

GROSS PROFIT	907	223,951	2,193	396,123

SELLING	(24,673)	(39,670)	(45,545)	(117,416)
GENERAL AND ADMINISTRATIVE	(3,787,988)	(774,151)	(4,630,909)	(1,563,045)
LONG-LIVE ASSETS IMPAIRMENT	(3,044,877)	-	(3,044,877)	-
RESEARCH AND DEVELOPMENT	(24,671)	(33,136)	(802,644)	(80,345)
STOCK-BASED COMPENSATION	(787,227)	(70,000)	(887,227)	(140,000)
TOTAL OPERATING EXPENSES	(7,669,436)	(916,957)	(9,411,202)	(1,900,806)

LOSS FROM OPERATIONS	(7,668,529)	(693,006)	(9,409,009)	(1,504,683)

OTHER (EXPENSE) INCOME
Other income, net	26,035	10,799	49,460	12,178
Interest expense	(282)	(857)	(958)	(2,368)
Unrealized holding income on marketable securities	-	460,172	-	332,665
Change in fair value of derivative liabilities	4,632,913	-	4,216,740	-
TOTAL OTHER INCOME, NET	4,658,666	470,114	4,265,242	342,475

LOSS BEFORE INCOME TAXES	(3,009,863)	(222,892)	(5,143,767)	(1,162,208)

PROVISION FOR INCOME TAXES	(100,000)	(9,440)	(100,000)	(20,831)

NET LOSS	(3,109,863)	(232,332)	(5,243,767)	(1,183,039)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	45,038	(41,819)	61,029	(100,964)

COMPREHENSIVE LOSS	$(3,064,825)	(274,151)	(5,182,738)	$(1,284,003)

LOSS PER SHARE
Basic and diluted*	$(3.47)	(11.32)	(8.88)	$(101.92)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	895,444	20,518	590,356	11,608

**	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollar, except for the number of shares)

						ACCUMULATED
	COMMON STOCK		ADDITIONAL			OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLES	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2025	207,470	$2	$72,023,291	$-	$(61,407,562)	$128,002	$10,743,733
Net loss	-	-	-	-	(2,133,904)	-	(2,133,904)
Issuance of common stock and warrant under share purchase agreement	175,250	2	3,484,522	-	-	-	3,484,524
Fair value of warrants allocated to derivative liabilities	-	-	(237,636)	-	-	-	(237,636)
Employee and non-employee stock base compensation	4,548	-	100,000	-	-	-	100,000
Foreign currency translation adjustments	-	-	-	-	-	15,991	15,991
Balance as of September 30, 2025 (Unaudited)	387,268	4	75,370,177	-	(63,541,466)	143,993	11,972,708
Net loss	-	-	-	-	(3,109,863)	-	(3,109,863)
Issuance of common stock and warrant under share purchase agreement	311,522	3	3,603,591	-	-	-	3,603,594
Fair value of warrants allocated to derivative liabilities	-	-	(10,559,476)	-	-	-	(10,559,476)
Fair value of derivative liabilties upon exercise of warrants	-	-	4,614,985	-	-	-	4,614,985
Exercise of warrants into common stock	150,000	2	1,357,575	-	-	-	1,357,577
Cashless exercise of warrants into common stock	149,323	1	(1)	-	-	-	-
Issuance of common stock under direct offering	250,000	3	2,159,997	-	-	-	2,160,000
Issuance of common stock under private placement	17,242	-	400,000	-	-	-	400,000
Issuance of common stock upon vesting of restricted stock	58,127	1	(1)	-	-	-	-
Stock-based compensation	-	-	601,370	-	-	-	601,370
Issuance of common stock for prepaid consulting fee	171,570	2	2,999,998	-	-	-	3,000,000
Issuance of common stock for acquiring intangible assets	180,657	2	3,869,998	-	-	-	3,870,000
Rounding due to reversed stock split	16	-	-	-	-	-	-
Foreign currency translation adjustments	-		-	-	-	45,038	45,038
Balance as of December 31, 2025 (Unaudited)	1,675,725	$18	$84,418,213	$-	$(66,651,329)	$189,031	$17,955,933

						ACCUMULATED
	COMMON STOCK*		ADDITIONAL			OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLES	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	1,672	$-	$41,171,844	$-	$(38,030,074)	$238,963	$3,380,733
Net loss	-	-	-	-	(950,707)	-	(950,707)
Issuance of common stock at the market offering, net of issuance costs	1,582	-	2,457,390	-	-	-	2,457,390
Issuance of common stock for software development	2,000	-	1,380,000	-	-	-	1,380,000
Employee stock compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	-	(59,145)	(59,145)
Balance as of September 30, 2024 (Unaudited)	5,254	-	45,079,234	-	(38,980,781)	179,818	6,278,271
Net loss	-	-	-	-	(232,332)	-	(232,332)
Issuance of common stock for share purchase agreement	8,559	-	2,043,942	(515,921)	-	-	1,528,021
Issuance of common stock for subscription agreement	3,567	-	1,177,000	(1,177,000)	-	-	-
Issuance of common stock for software development	15,440	-	10,800,000	-	-	-	10,800,000
Issuance of common stock for employee stock base compensation	42	-	-	-	-	-	-
Employee stock base compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	-	(41,819)	(41,819)
Balance as of December 31, 2024 (Unaudited)	32,862	$-	$59,170,176	$(1,692,921)	$(39,213,113)	$137,999	$18,402,141

**	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended December 31,
	2025		2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(5,243,767)	$(1,183,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		105,389	49,168
Amortization of intangible assets		-	480,823
Amortization of operating right-of-use assets		24,226	18,394
Allowance for credit losses		2,028,408	90,479
Long-live assets impairment		3,044,877	-
Loss from disposal of equipment		6,794	-
Stock-based compensation		887,227	140,000
Change in fair value of derivative liabilities		(4,216,740)	-
Unrealized holding loss on marketable securities		-	(332,665)
Change in operating assets and liabilities
Accounts receivable		124,229	(263,795)
Account receivable, a related party		-	-
Inventories		(118,866)	15,281
Other receivables and other assets		(1,395,097)	(492,184)
Other receivable, a related party		(405)	-
Prepayments		7,610	84,516
Accounts payable		16,110	(5,708)
Customer deposits		-	(70,974)
Contract liability		3,664	(16,396)
Other payables and accrued liabilities		(88,345)	(78,029)
Operating lease liabilities		(18,129)	(18,394)
Income tax payables		101,255	5
Net cash used in operating activities		(4,731,560)	(1,582,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(977,540)	(2,746)
Prepayment of purchase consideration for business combination		(6,663)	-
Collaboration deposit		(53,310)	(2,190,715)
Net cash used in investing activities		(1,037,513)	(2,193,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in market offering		-	2,457,390
Proceeds from Issuance of common stock and warrant under share purchase agreement		7,088,118	1,528,021
Proceeds from exercise of warrants into common stock		1,357,577	-
Proceeds from direct offering		2,500,000	-
Payments of offering costs		(340,000)	-
Proceeds from private placement		400,000	-
Proceed from insurance loan		(40,490)	-
Principal payments of insurance loan		-	(38,371)
Payments of related party loan		(5,159)	(2,356)
Net cash provided by financing activities		10,960,046	3,944,684

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS		24,588	(110,140)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		5,215,561	58,565

CASH AND CASH EQUIVALENTS, beginning of period		236,895	200,013

CASH AND CASH EQUIVALENTS, end of period		$5,452,456	$258,578

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid		$81,200	$20,831
Interest paid		$2,119	$3,426

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Issuance of common stock for acquiring intangible assets		$3,870,000	$12,180,000
Issuance of common stock for prepaid consulting fee		$3,000,000	$-
Issuance of warrant in connection with the share purchase agreement	$		$204,394
Subscription receivable from issuance of common stock for subscription agreement and share purchase agreement		$-	$1,692,921
Allocation of fair value of derivative liabilities for issuance of common stock		$10,797,112	$-
Fair value of derivative liabilities upon exercise of warrants		$4,503,599	$-

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
TADAA Technologies Sdn. Bhd (formerly known as ZCity Sdn Bhd and Gem Reward Sdn. Bhd.) (“TADAA Technologies”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
TADAA Ventures Sdn. Bhd (formerly known as VWXYZ Venture Sdn. Bhd underwent a name change on July 29, 2025.) (“TADAA Ventures”) (1)	● ● ●	A Malaysian company Incorporated in July 2024 Holding company	100% owned by TGL
Bowlcrafted Sdn. Bhd. (“Bowlcrafted”)(2)	● ●	A Malaysian company Incorporated in September 2025	100% owned by TADAA Ventures
TADAA Capital Sdn. Bhd (“TADAA Capital”) (3)	● ●	A Malaysian company Incorporated in August 2025	100% owned by TGL

(1)	TADAA Ventures is a holding company incorporated in July 2024, under the laws of Malaysia. As of December 31, 2025, TADAA Ventures has no substantive operations.

(2)	Bowlcrafted is a food and beverage company incorporated in September 2025, under the laws of Malaysia. As of December 31, 2025, Bowlcrafted has no substantive operations.

(3)	TADAA Capital is a holding company incorporated in August 2025, under the laws of Malaysia. As of December 31, 2025, TADAA Capital has no substantive operations.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the significant doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, and various public offerings.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $9.4 million for the six months ended December 31, 2025; (2) accumulated deficit of approximately $66.7 million as of December 31, 2025; and (3) net operating cash outflow of approximately $4.7 million for the six months ended December 31, 2025.

On March 22, 2024, the Company and H.C. Wainwright& Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of December 31, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of common stock which sell through or to the Manager.

On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the modification agreement (“Modification Agreement”) on January 21, 2025. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 of the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of December 31, 2025, Alumni Capital has purchased aggregated total of 644,956 shares of the Company’s common stock, while the Company received an aggregated net proceed of approximately $18.8 million.

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into the Company for 3,567 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $330 (the “Offering”). As of the date of the issuance of these unaudited condensed consolidated financial statements, the Company has received aggregate net proceed of $1,177,000.

On October 7, 2025, the Company entered into a subscription agreement (the “Agreement”) with two investors for the purchase of 17,249 shares of the Company’s common stock for aggregate cash consideration of $400,000.

On December 12, 2025, the Company closed a registered direct offering with certain institutional investors for the purchase and sale of 250,000 shares of its common stock, resulting in net proceeds of $2,160,000, after deducting offering-related costs of $340,000.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2025, its unaudited results of operations for the three and six months ended December 31, 2025 and 2024, and its unaudited cash flows for the six months ended December 31, 2025 and 2024, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the year ended June 30, 2025, the Company introduced a new revenue stream through customized software development services. As a result, the Company operates through two reportable segments: (i) payment processing and e-commerce operation in its ZCITY platform, and (ii) customized software development as of December 31, 2025.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	December 31, 2025	June 30, 2025
Period-average MYR: US$1 exchange rate	4.06	4.21

	For the six months ended December 31,
	2025	2024
Period-average MYR: US$1 exchange rate	4.19	4.42

Cash and cash equivalents

Cash is carried at cost and represents cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. Cash equivalents consist of funds received from customers, which funds were held at the third-party platform’s fund account, and which are unrestricted and immediately available for withdrawal and use.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of software development, and sales of health care products on its ZCITY platform. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2025 and June 30, 2025, the Company recorded $705,089, and $9,924 of allowance for credit loss, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and six months ended December 31, 2025 and 2024, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of refundable collaboration deposit related to the partnership agreement with Credilab Sdn. Bhd. In addition, other receivables and other current assets also include prepayment made by the Company to third parties for software development, consulting service, cyber security service, director& officer liability insurance (“D&O Insurance), refundable advance to third party service provider, deposit for investment and other deposits.

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of December 31, 2025 and June 30, 2025, the Company provided allowance for credit loss of $2,423,937 and $1,078,353, respectively.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2025 and June 30, 2025, the Company did not record allowance for doubtful account against prepayment.

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

Intangible assets, net

The Company’s acquired intangible assets with definite useful lives only consist of internal used software. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its internal use software with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated economic lives, which is determined to be approximately one to five years. As of December 31, 2025 and June 30, 2025, the Company recorded $22,562,180 and $19,517,303 impairment of intangible assets.

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2025 and June 30, 2025, $22,562,180 and $19,517,303 impairment of long-lived assets was recognized, respectively.

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, and computer products on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting of such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of $57,301 to support an average 3.8 days  of sales during the six months ended December 31, 2025, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the sales of E-vouchers, health care products, and computer products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the three and six months ended December 31, 2025, approximately $328 and $1328 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively. For the three and six months ended December 31, 2024, approximately $9,000 and $30,000 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$1,044,411	$13,510	$1,225,540	$36,697
Health care products, computer products, and food and beverage products revenue (1)	31,914	244,903	31,914	296,667
Loyalty program revenue (1)	2,092	9,846	2,482	16,640
Transaction revenue (1)	2,575	28,478	3,583	71,558
Member subscription revenue (2)	-	5,161	-	87,707
Total revenue from ZCITY platform	1,080,992	301,898	1,263,519	509,269

Revenue from Customized software development (2)	-	-	-	-

Total revenues	$1,080,992	$301,898	$1,263,519	$509,269

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cost of revenue

Cost of revenue sold mainly consists of the purchases of gift cards or “E-voucher” pin codes, and health care products, which are directly attributable to the sales of products on the Company’s online marketplace platform. In addition, cost of revenue sold also includes labor and subcontracted development resource costs related to customized software development services.

Advertising costs

Advertising costs amounted to $987,060 and $1,005,045 for the three and six months ended December 31, 2025, respectively.

Advertising costs amounted to $29,167 and $94,703 for the three and six months ended December 31, 2024 respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team.

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $24,671 and $802,644 for the three and six months ended December 31, 2025, respectively. Research and development expenses amounted to $33,136 and $80,345 for the three and six months ended December 31, 2024, respectively.

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

Total expenses for the plans were $27,539 and $45,141 for the three and six months ended December 31, 2025, respectively. Total expenses for the plans were $14,442 and $62,121 for the three and six months ended December 31, 2024, respectively.

The related contribution plans include:

●	Social Security Organization (“SOSCO”) – 1.75% based on employee’s monthly salary capped of RM 4,000;

●	Employees Provident Fund (“EPF”) – 12% based on employee’s monthly salary;

●	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 4,000;

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the six months ended December 31, 2025 and 2024.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The Company conducts much of its business activities in Malaysia and is subject to tax in its jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based awards are measured at grant-date fair value and recognized over the requisite service period or as goods or services are received.

The Company has elected to account for forfeitures as they occur. Accordingly, previously recognized compensation expense is reversed in the period an award is forfeited.

Certain awards represent predetermined dollar amounts to be settled in a variable number of shares and are therefore classified as liability awards. Liability-classified awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in compensation expense. Upon settlement, the liability is reclassified to common stock and additional paid-in capital.

Non-employee awards are accounted for under ASC 718, as amended by ASU 2018-07, and are recognized over the contractual service period. If equity instruments are issued in advance of services and are not subject to forfeiture, a prepaid asset is recorded and amortized over the service period.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the six months ended December 31, 2025 and 2024, 477,540 and 2 contingent shares to be issued to the investor, underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The fair value for certain assets and liabilities such as cash and cash equivalents, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, contract liabilities, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its related party loan, insurance loan, and convertible notes approximate fair value based on current yields for debt instruments with similar terms. The fair value of investment in marketable securities is based on market price in an active market (Level 1) at the end of each reporting period. The Company’s warrants issued to Alumni Capital under Share Purchase Agreement (see Note 13) is not traded in an active securities market (level 3); therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on grant date and at the end of each reporting period.

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and June 30, 2025:

	December 31, 2025 (Unaudited)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Liabilities:
Derivative liabilities	$2,349,273	$-	$-	$2,349,273

	June 30, 2025	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Liabilities:
Derivative liabilities	$383,886	$-	$-	$383,886

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended December 31, 2025 and for the year ended June 30, 2025:

Warrant issued under Share Purchase Agreement
Balance as of June 30, 2024	$-
Derivative liabilities recognized at grant date	2,450,227
Change in fair value of derivative liabilities	(1,816,917)
Exercised of warrants	(249,424)
Balance as of June 30, 2025	383,886
Derivative liabilities recognized at grant date	10,797,112
Change in fair value of derivative liabilities	(4,216,740)
Exercised of warrants	(4,614,985)
Balance as of December 31, 2025 (Unaudited)	$2,349,273

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the six months ended December 31, 2025 and 2024, the Company did not recognize impairment loss on its operating lease ROU asset.

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

- Recent accounting pronouncements adopted

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

- Recent accounting pronouncements not yet adopted

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

Note 3 – Accounts receivable, net

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Accounts receivable	$1,483,608	$1,602,825
Provision for estimated credit losses	(705,089)	(9,924)
Total accounts receivable, net	$778,519	$1,592,901

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Beginning balance	$9,924	$1,100
Addition	694,965	8,512
Exchange rate effect	200	312
Ending balance	$705,089	$9,924

Note 4 – Inventories

Inventories consist of the following:

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Gift card (or E-voucher)	$124,205	$13,184
Food and beverage products	12,211	-
Total Inventories	$136,416	$13,184

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables and other current assets, net

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Collaboration deposits (i)	$5,677,597	$5,572,287
Deposits (ii)	202,362	210,172
Prepaid tax	83,035	1,768
Prepaid expense (iii)	27,240	62,341
Prepaid consulting, technical support and maintenance fee (v)	6,290,000	3,600,000
Software development deposit (iv)	6,221,047	725,994
Prepaid investment (vii)	240,286	228,942
Other receivable (vi)	120,876	119,732
Total other receivables and other current assets	18,862,443	10,521,236
Provision for estimated credit loss	(2,423,937)	(1,078,353)
Total other receivables and other current assets	$16,438,506	$9,442,883
Current	$10,303,787	$3,361,862
Non-current	$6,134,719	$6,081,021

(i)	On September 20, 2024, the Company entered into a partnership agreement (the “Partnership Agreement”) with Credilab Sdn. Bhd. (“CLSB”) for five years. Pursuant to the Partnership Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources, and market expertise to drive mutual benefit and growth, while the Company will periodically provide collaboration deposit fund to CLSB, which CLSB will be utilized to support CLSB’s credit service activities for the portfolio clients introduced by the Company’s ZCity App (“Portfolio Clients”). In return, the Company will share half of the revenue and processing fee from CLSB’s profit derived from Portfolio Client. As of December 31, 2025 and June 30, 2025 the Company had disbursed $5,677,597 and $5,572,287 collaboration deposits to CLSB, of which $5,625,597, and $5,572,287 is classified as non-current, respectively. As of December 31, 2025 and June 30, 2025, $1,212,879 and $115,616 credit loss was recorded against collaboration deposit.

(ii)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of December 31, 2025 and June 30, 2025, $123,275 and $118,810 estimated credit loss was recorded against doubtful receivables, respectively.

(iii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for license fee, cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

(iv)	The balance of software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. As of September 30, 2023, the Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of December 31, 2025 and June 30, 2025, $114,720 of the service deposit were refunded by Nexgen. As of December 31, 2025 and June 30, 2025, $98,619 and $95,049 estimated credit loss was recorded against the software development deposits, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 18, 2024, the Company entered into an agreement with Musli Development Sdn Bhd (“Musli”) and V Galactech Sdn. Bhd (“V Galactech”) for the provision of subcontractor services related to developing smart campus management system at the Enforcement Leadership & Management University, Malaysia. Under the terms of these agreements, both Musli and V Galactech were engaged to provide services including infrastructure cabling, wiring, and network design consultancy for a total amount of $727,626 and $242,542 respectively. As of December 31, 2025 and June 30, 2025, the Company had remitted a service deposit of $412,380 and $218,566 to V Gallant and Musli, respectively. As of December 31, 2025 and June 30, 2025, $630,946 estimated credit loss was recorded against the software development deposits to V Galactech and Musli.

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification. The company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On March 25, 2025, the Company and OCTA amended the Partnership Agreement to increase the total service fee to $6,500,000. As of December 31, 2025 and June 30, 2025, the Company had prepaid $142,090 and $0 to OCTA in connection with the E-commerce platform development.

On October 22, 2025, the Company entered into an agreement with Nexe Cloud Limited (the “Nexe”), pursuant to which Nexe agreed to sell and deliver an AI server to the Company for a total purchase price of $750,000. Under the agreement, Nexe is responsible for supplying the AI server and related documentation, while the Company is responsible for inspection, installation, and integration of the server into its operations. The purchase price consists of $280,000 payable in cash and the remaining balance of $470,000 to be satisfied through the issuance and allotment of the Company’s common stock. As of December 31, 2025, the Company had paid cash consideration of $280,000 and issued 26,112 shares of the Company’s common stock to Nexe with an aggregate fair value of approximately of $470,000.

On November 10, 2025, the Company entered into a service agreement (the “Digital Service Agreement”) with Myviko Holding Sdn. Bhd. (“Myyiko”) to provide services related to a digital currency wallet and exchange platform, pursuant to which the Company agreed to pay a total service fee of $5,000,000. Upon execution of the Digital Service Agreement, the Company was required to pay aggregate service fees of up to $3,500,000 through a combination of cash and equity consideration, including an initial cash payment of $100,000 (or such other lawful currency, as applicable). As of December 31, 2025, the Company had paid cash consideration of $1,199,393 and issued 154,545 shares of the Company’s common stock to Myyiko, with an aggregate fair value of approximately $3,400,000.

(v)

The balance of prepaid technical support and maintenance fee consists as following:

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification. The Company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. The Service Fee includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000 per month, starting from the delivery of the first mini-game module, for the ongoing technical support for a period of five years. As of December 31, 2025, the first mini-game module has been delivered to the Company. Consequently, a total of $600,000 in prepaid technical support fees paid to OCTA through the issuance of the Company’s common stock has been recorded as a prepaid expense. As of December 31, 2025, the remaining balance of the prepaid technical support fees was $540,000, of which $420,000 was classified as non-current.

On October 29, 2024, the Company entered into a service agreement with V Gallant Sdn Bhd (“V Gallant”), a Malaysian company, to provide generative AI solutions and AI digital human technology services. On March 24, 2025, the Company entered into a supplemental agreement with V Gallant to amend the above-mentioned service agreement to require V Gallant to provide and manage GPU servers, network infrastructure, cloud integration, security measures, AI tools, and user environments to support AI cloud infrastructure. As of December 31, 2025, the Company recorded $3,000,000 as a prepaid expense for services not yet commenced. On January 6, 2026, the Company and V Gallant mutually agreed to terminate the service agreement and the related supplemental agreements with immediate effect. In connection with the termination, the parties entered into a settlement arrangement pursuant to which V Gallant agreed to compensate the Company in the amount of $5,200,000, to be satisfied through the issuance of shares of V Gallant Limited, the holding company of V Gallant, at a price of $4.00 per share. The parties also agreed to waive all other claims arising out of or in connection with the agreements, except for the settlement amount described above.

On October 21, 2025 and October 27, 2025, the Company entered into service agreements with WeShare Management Sdn. Bhd. (“WeShare”) and Astute All Advisory Ltd. (“Astute”), respectively, pursuant to which WeShare and Astute agreed to provide management consultancy, business strategy, and advisory services to the Company. The WeShare agreement has a two-year term beginning October 21, 2025, and the Astute agreement has a 24-month term beginning October 27, 2025. The service fees under each agreement consist of total consideration of $1,500,000, payable through the issuance of the Company’s common stock. As of December 31, 2025, the Company had issued 83,334 and 88,236 shares to Astute and WeShare, respectively (See Note 13) with an aggregate fair value of 3,000,000 as prepaid service fee. As of December 31, 2025, the remaining balance of the prepaid service fees was $2,750,000, of which $1,250,000 is classified as non-current, with the remainder classified as current.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(vi)

The balance of other receivable mainly consists as following:

On May 24, 2024, the Company disposed of all of its equity interest in Foodlink and its subsidiaries Morgan for a consideration of $148,500. As of September 30, 2025 the Company has collected $30,568 from the Purchaser, and the remaining is expected to be fully repaid by December 2025. As of December 31, 2025 and June 30, 2025, $117,932 estimated credit loss was recorded against other receivable.

(vii)

The balance of prepaid investment consists as following:

On February 11, 2025, TADAA Ventures, entered into a Share Purchase Agreement (“SPA”) with Amystic Commerce Sdn Bhd (“Amystic”), a private company incorporated in Malaysia. Pursuant to the SPA, TADAA Ventures will acquire 51% of the ordinary shares (“the Sale Shares”) in Tien Ming Distribution Sdn Bhd (“Tien Ming”), a private company incorporated in Malaysia principally involved in distribution of all kinds of consumer products, providing logistics and acting as traders. The purchase price for the Sale Shares is RM 5,100.00. The acquisition is part of TADAA Ventures’s commitment to invest up to RM 3,000,000.00 in the Tien Ming Distribution to support its operations and obligations to provide warehousing and fulfilment delivery services for F&N Beverages Marketing Sdn Bhd. As of December 31, 2025, the Company’s reviewed its investment in Tien Ming Distribution and determined to initiated the process to terminate the acquisition due to Company’s lack of control or significant influence over Tien Ming Distribution. As a result, the prepaid investment of $240,286 related to the Tien Ming acquisition is deemed to be receivable from Amystic. As of the issuance date of these unaudited consolidated financial statements, the Company has not collected this prepaid investment from Amystic. Based on the Company’s assessment of collectability, the Company has recognized a full allowance for expected credit losses of $240,286.

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Beginning balance	$1,078,353	$212,053
Addition	1,333,443	846,337
Exchange rate effect	12,141	19,963
Ending balance	$2,423,937	$1,078,353

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Prepayments

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Deposits to suppliers	$308,365	$304,771

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Computer and office equipment	$409,886	$184,545
Furniture and fixtures	86,747	81,551
Leasehold improvement	938,610	151,581
Subtotal	1,435,243	417,677
Less: accumulated depreciation	(428,048)	(308,138)
Total	$1,007,195	$109,539

Depreciation expense for the three and six months ended December 31, 2025 were amounted to $84,027, and $105,389, respectively. Depreciation expense for the three and six months ended December 31, 2024 were amounted to $27,887 and $49,168, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of December 31,	As of June 30,
	2025	2025
	(Unaudited)
Internal use software development	$23,980,607	$23,980,607
Less: accumulated amortization	(1,418,427)	(1,418,427)
Less: Impairment	(22,562,180)	(19,517,303)
Total intangible assets, net	$-	$3,044,877

Amortization expense for the three and six months ended of December 31, 2025 was amounted to $0. Amortization expense for the three and six months ended of December 31, 2024 was amounted to $178,021 and $480,823, respectively. As of December 31, 2025 and June 30, 2025, the Company recognized an impairment loss of $22,562,180 and $19,517,303 related to internal use software development. The impairment was primarily due to changes in the Company’s business strategy, which significantly reduced the expected future economic benefits associated with the affected assets. In accordance with ASC 360, the Company determined that the carrying amount of the intangible assets exceeds the estimated undiscounted future cash flows expected to result from its use, therefore, the Company recognized an impairment loss equal to the amount by which the carrying value exceeds its estimated fair value based on a discounted cash flows approach.

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

Movements in investment in marketable securities are as follows:

At fair value	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Beginning balance	$-	$171,633
Net loss recognized for the year	-	(170,817)
Disposal	-	(816)
Closing balance	$-	$-

For the three and six months ended December 31, 2025, the Company did not recognized any unrealized gain/loss on marketable equity security. For the three and six months ended December 31, 2024, unrealized gain on marketable equity securities were $460,172 and $332,665, respectively.

Note 10 – Loans and notes

Insurance loan

In February 2024, the Company entered into loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 1”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. In December 2024, the remaining balance of Insurance loan had been paid in full. In February 2025, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 2”) of $56,669 with interest rate of 10.0 % to be due in ten equal monthly instalments of $5,929. As of December 31, 2025 and June 30, 2025, the outstanding balance Insurance loan 2 were $0 and $40,490. The funds from Insurance Loan 1 and 2 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 5.

For the three and six months ended December 31, 2025, interest expenses pertained to the insurance loans amounted to $295 and $718, respectively. For the three and six months ended December 31, 2024, interest expenses pertained to the insurance loan amounted to $307 and $1,065 respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Other payables and accrued liabilities

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Accrued professional fees (i)	$339,931	$402,759
Accrued payroll	82,688	33,635
Accrued interest	2,761	2,661
Payables to merchant from ZCITY platform (ii)	51,848	169,790
Provision for share-based compensation adjustment (iii)	2,726,545	2,726,545
Provision for fixed value equity awards (iv)	185,857	-
Loan from third party (v)	24,655	-
Others	147,298	109,539
Total other payables and accrued liabilities	$3,561,583	$3,444,929

(i)	Accrued professional fees

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

(iv)	Provision for fixed value equity awards

The balance of provision for fixed value equity award represented the cumulative compensation cost recognized for fixed dollar awards that have been earned by employees through service rendered but have not yet been settled in shares as of December 31, 2025 (See Note 13).

(v)	Loan from third party

On December 31, 2025, the Company’s subsidiary, Tadaa Ventures entered into a loan agreement with XVI World Sdn. Bhd., a third party for a principal amount of $24,655 for working capital purposes. The loan bears interest at 5% per annum, calculated on the outstanding principal balance, and is repayable on demand with no prepayment penalty.

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of December 31, 2025	As of June 30, 2025
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Equipment rental deposit	$14,656	$13,723

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other payables, related parties

Name of Related Party	Relationship	Nature	As of December 31, 2025	As of June 30, 2025
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	494	494

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of December 31, 2025 and June 30, 2025, such loan has an outstanding balance of $0 and $5,134.

The interest expense was $161 and $414 for the three and six months ended December 31, 2025, respectively. The interest expense was $307 and $630 for the three and six months ended December 31, 2024, respectively.

Related party transactions

Operating expenses from related parties

			For the Three Months Ended		For the Six Months Ended
			December 31,		December 31,
Name of Related Party	Relationship	Nature	2025	2024	2025	2024
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense	-	1,485	-	7,370
Total			$-	$1,485	$-	$7,370

Note 13 – Stockholders’ deficiency

Common stock

Prior to October 2021, TGL is authorized to issue 10,000,000 shares having a par value of $0.00001 per share. In October 2021, TGL increased its authorized shares to 170,000,000 shares as part of the Reorganization with TADAA Technologies, consisting of 150,000,000 shares of common stock with $0.00001 par value, and 20,000,000 shares of preferred stock with $0.00001 par value. The share capital increased of TGL presented herein is prepared on the basis as if the Reorganization became effective as of the beginning of the first period presented of shares capital of TADAA Technologies. On April 2, 2025, the Company filed another Certificate of Amendment to the Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-50 reverse stock split (the “April 2025 Reverse Split”) of its Common Stock, par value $0.00001 per share. On November 25, 2025, the Company filed another Certificate of Amendment to the Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-20 reverse stock split (the “December 2025 Reverse Split”) of its Common Stock, par value $0.00001 per share.

Reverse stock split

On April 7, 2025, the Company effected a 1:50 reverse stock split of its shares of common stock.

On December 5, 2025, the Company further effected a 1:20 reverse stock split of its shares of common stock.

All share and per share amounts presented herein and in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the cumulative effect of the April 7, 2025 1:50 reverse stock split and the December 5, 2025 1:20 reverse stock split.

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

As of December 31, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678 shares of common stock which sell through or to the Manager.

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

As of December 31, 2025, Alumni Capital had purchased approximately $18.8 million worth of the Company’s common stock, totaling 644,956 shares.

As of June 30, 2025, Alumni Capital had purchased approximately $11.7 million worth of the Company’s common stock, totaling 158,184 shares.

Common stock issued under subscription agreement

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement 1”) with certain investors (the “Investors 1”). Pursuant to the Subscription Agreement 1, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) in exchange for 3,567 shares of the Company’s common stock (the “Offered Shares”), with a par value of $0.00001 per share, at a negotiated purchase price of $330 per share (the “Offering”). As of December 31, 2025 and June 30, 2025, the Company had issued all 3,567 shares to the Investors for total consideration of $1,177,000.

On October 7, 2025, the Company entered into subscription agreements (the “Subscription Agreement 2”) with two investors (“Investors 2”) for the purchase of 17,242 shares of the Company’s common stock for aggregate cash consideration of $400,000. As of December 31, 2025, the Company issued all 17,242 shares to the Investors 2 for total consideration of $400,000.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common stock issued under direct offering.

On December 12, 2025, the Company closed a registered direct offering with certain institutional investors for the purchase and sale of 250,000 shares of its common stock, resulting in net proceeds of $2,160,000, after deducting offering-related costs of $340,000.

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

The Company has sole discretion to choose whether to make the payment in cash and/or the equivalent value in the Company’s common stock. On September 20, 2024, the Company issued 2,000 shares of its common stock equivalent to $1,380,000 to CLSB for software development. Upon completion of the software development, the Company will make the remaining payment of $620,000 in cash and/ or the equivalent value in the Company’s common stock. As of December 31, 2025 and June 30, 2025, the Company has offset $620,000 of the Collaboration deposits balance to CLSB against the remaining payment.

- Octagram Investment Limited

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification. The company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On March 25, 2025, the Company and OCTA amended the Partnership Agreement to increase the total service fee to $6,500,000, to be settled by issuing shares of the Company at a price equal to the volume-weighted average price (VWAP) over the thirty (30) trading days immediately preceding the payment date, or such other price as may be mutually agreed. As of December 31, 2025 and June 30, 2025, the Company had issued 7,462 shares of its common stock to OCTA at a weighted average price of $565.0 per share.

- V Gallant Sdn Bhd

On October 29, 2024, the Company entered into a certain service agreement (the “Agreement”) with V GALLANT SDN BHD (“V Gallant”), a private company incorporated in Malaysia. Pursuant to the Agreement, the Company engaged V Gallant for its generative AI solutions and AI digital human technology services (the “Services”) in accordance with the terms and conditions therein. The Company agreed to pay V Gallant a total consideration of USD 16,000,000 to V Gallant and/or its nominees for the Services and all associated hardware and software under the Agreement. The Services under this Agreement commenced on October 29, 2024, and were valid until December 31, 2025, unless the Agreement was mutually terminated or extended in writing or terminated by either the Company or V Gallant due to any breach or default of this Agreement, as the case may be.

On March 28, 2025, the Company and VGallant amended the Agreement to clarify the payment structure and to reflect the valuation of shares more accurately. Under the amended terms, the Company has sole discretion to settle the service fees in cash and/or through the issuance of shares. The fees are to be paid in two tranches: (i) a down payment of $8,000,000 upon execution of the Agreement, and (ii) the remaining $8,000,000 in twelve equal monthly installments commencing January 31, 2025. If paid in shares, the number of shares issued shall be based on the volume-weighted average price (VWAP) of the Company’s shares over the thirty (30) trading days immediately preceding the payment date or as otherwise mutually agreed. As of December 31, 2025 and June 30, 2025, the Company had issued 21,523 shares of its common stock to V Gallant at a weighted average price of $548.8 per share.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

- Myviko Holding Sdn. Bhd.

On November 10, 2025, the Company entered into a service agreement (the “Digital Service Agreement”) with Myviko Holding Sdn. Bhd. (“Myyiko”) to provide services related to a digital currency wallet and exchange platform, pursuant to which the Company agreed to pay a total service fee of $5,000,000. Upon execution of the Digital Service Agreement, the Company was required to pay aggregate service fees of up to $3,500,000 through a combination of cash and equity consideration, including an initial cash payment of $100,000 (or such other lawful currency, as applicable). As of December 31, 2025, the Company had paid cash consideration of $1,199,393 and issued 154,545 shares of the Company’s common stock to Myyiko, with an aggregate fair value of approximately $3,400,000.

- Nexe Cloud Limited.

On October 22, 2025, the Company entered into an agreement with Nexe Cloud Limited (the “Nexe”), pursuant to which Nexe agreed to sell and deliver an AI server to the Company for a total purchase price of $750,000. Under the agreement, Nexe is responsible for supplying the AI server and related documentation, while the Company is responsible for inspection, installation, and integration of the server into its operations. The purchase price consists of $280,000 payable in cash and the remaining balance of $470,000 to be satisfied through the issuance and allotment of the Company’s common stock. As of December 31, 2025, the Company had paid cash consideration of $280,000 and issued 26,112 shares of the Company’s common stock to Nexe with an aggregate fair value of approximately of $470,000.

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

As of December 31, 2025, Alumni Capital had purchased approximately $18.8 million worth of the Company’s common stock, totaling 644,956 shares. In connection with these purchases, as of December 31, 2025, the Company had outstanding warrants held by Alumni Capital to purchase up to 477,540 shares of the Company’s common stock (as adjusted, and subject to further adjustment), at a weighted-average exercise price of $5.07 per share (as adjusted, and subject to further adjustment), which expire on October 10, 2027. Both the exercise price and the number of shares issuable upon exercise of the warrant (as adjusted, and subject to further adjustment) are determined based on the contractual arrangement described above, whereby the exercise price is calculated using a fixed valuation of $5,000,000 divided by the number of outstanding shares at the time of exercise. The Purchase Warrants are being classified as liability instrument in accordance with ASC 480 as the Company will be issuing a variable number of shares upon exercised by the holders of the Purchase Warrants, and at inception, the obligation’s monetary value is based solely on a fixed monetary amount of $5,000,000 known at inception.

The Company records the fair value of the Purchase Warrants as a derivative liability at inception and recognized the changes in the values of these instruments in the unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”. For the three months ended December 31, 2025 and 2024, the gain from change in fair value of derivative liabilities amounted to $4,632,913 and $0, respectively. For the six months ended December 31, 2025 and 2024, the gain from change in fair value of derivative liabilities amounted to $4,216,740 and $0, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.20% to 182.34%, (2) risk-free interest rate of 3.52% to 4.37%, (3) expected life of 1.8 years to 2.8 years, (4) exercise price of $23.37 to $103.00 and (5) stock price of $22.60 to $390.00 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants on grant date were estimated to be $5,331,798.

As of June 30, 2025, The fair value of the warrants issued to Alumni Capital was determined by using the Black Scholes model using the following assumptions: (1) expected volatility of 162.92% to 167.27%, (2) risk-free interest rate of 3.71%, (3) expected life of 2.3 years, (4) exercise price of $24.00 to $41.00 and (5) stock price of $1.10 on June 30, 2025. Based on above assumption, the fair value of the warrants were estimated to be $383,886.

The fair value of the warrants issued to Alumni Capital which was determined on December 31, 2025 by using the Black Scholes model using the following assumptions: (1) expected volatility of 182.3%, (2) risk-free interest rate of 3.47%, (3) expected life of 1.8 years, (4) exercise price of $5.10 and (5) stock price of $6.13 on December 31, 2025. Based on above assumption, the fair value of the warrants was estimated to be $2,349,273.

Warrants outstanding as of December 31, 2025 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2024	1	$357,140	3.1
Granted	13,034	90	2.6
Adjustment*	19,961	(55.8)
Exercised	(9,812)	38.6	-
Outstanding at June 30, 2025	23,184	34.2	2.3
Granted	363,732	6.7	1.8
Adjustment*	389,947	(3.2)
Exercised	(299,323)	5.6
Outstanding at December 31, 2025 (Unaudited)	477,540	$5.1	1.8

*	Adjustment reflects the change in the number of shares issuable under the Purchase Warrant issued to Alumni Capital due to the contractual pricing mechanism based on outstanding shares. Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the warrants will be adjusted proportionally

Exercised of Alumni Capital warrants

On June 5, 2025, Alumni Capital exercised the Alumni Capital warrants to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.27 per share generating gross proceeds of $63,567 to the Company.

On June 5, 2025, Alumni Capital exercised the Alumni Capital warrants on “cashless” basis while the Company’s had issued 7,288 shares of the Company’s common stock to Alumni Capital.

On December 8, 2025, Alumni Capital exercised the Alumni Capital warrants to purchase 150,000 shares of the Company’s common stock at an weighted average exercise price of $9.05 per share generating gross proceeds of $1,357,577 to the Company.

On December 11, 2025, Alumni Capital exercised the Alumni Capital warrants on “cashless” basis while the Company’s had issued 149,323 shares of the Company’s common stock to Alumni Capital.

Upon exercise of above-mentioned warrants, the Company reduced the fair value of Alumni Capital warrants and increased the additional paid in capital by $249,424 and $4,614,985 for the year ended June 30, 2025 and for the six months ended December 31, 2025, respectively.

Stock-based compensation

-Restricted stock

In October 2025, the Company adopted its 2025 Equity Incentive Plan (“EIP”) to attract, retain, and motivate key employees, officers, directors, and consultants by providing equity-based incentives aligned with the interests of the Company’s stockholders.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Company had executed various executive employment agreements (the “Employment Agreements”) with certain individuals, pursuant to which such individuals were appointed as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for a period of 12 or 24 months, with stock compensation for subsequent years contingent upon performance.

The 2025 EIP provides for the grant of restricted stock awards (“Restricted Stock Awards”) to certain officers and key employees. Restricted Stock Awards generally vest either immediately or over 12 to 24 months service period, on a straight-line basis.  As of December 31, 2025, 36,279 shares of the Company’s common stock issued pursuant to Restricted Stock Awards are legally issued and outstanding on the grant date but are subject to service-based vesting conditions. For certain awards, shares vest ratably over 12 months and only the unvested portion is subject to forfeiture upon termination. For other awards, all shares remain subject to forfeiture until completion of a 24-month service requirement.

The grant-date fair value of Restricted Stock Awards is determined based on the closing market price of the Company’s common stock on the date of grant.

The Company’s Restricted Stock Award activity for the six months ended December 31, 2025 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of June 30, 2025	-	$-
Granted	36,279	17.69
Vested	(23,039)	18.42
Forfeited	-	-
Outstanding as of December 31, 2025 (Unaudited)	13,240	$16.42

-Fixed Value Equity Awards

The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest monthly over the service period. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting period. For the six months ended December 31, 2025, 23,478 shares of the Company’s common stock were issued to employees in settlement of such liabilities. As of December 31, 2025, $116,462 was recorded in other payables and accrued liabilities, representing the unpaid portion of the outstanding awards.

On August 1, 2025, the Company entered into a Consultant Service Agreement with a third party to provide strategic advisory services. As amended on November 1, 2025, the Consultant is entitled to monthly compensation of $25,000, payable partly in cash and partly in the Company’s common stock. The stock-based portion represents a fixed dollar amount settled in a variable number of shares determined based on the thirty-day volume-weighted average price preceding month-end. The shares are issued as restricted securities under Rule 144.

Consistent with the Company’s policy for fixed value equity awards under ASC 718, the stock-based portion is accounted for as a liability-classified award. Compensation expense is recognized as services are rendered, with a corresponding liability recorded in other payables and accrued liabilities. During the six months ended December 31, 2025, the Company issued 2,918 shares in partial settlement of this obligation. As of December 31, 2025, $69,395 remained recorded in other payables and accrued liabilities.

For the three and six months ended December 31, 2025, the Company recognized $787,227 and $887,227 in stock-based compensation expense, respectively in general and administrative expense, respectively. For the three and six months ended December 31, 2024, the Company recognized $70,000 and $140,000 in stock-based compensation expense, respectively.

Common stock issued for prepaid consulting fee

On October 21, 2025 and October 27, 2025, the Company entered into service agreements with WeShare Management Sdn. Bhd. (“WeShare”) and Astute All Advisory Ltd. (“Astute”), respectively, pursuant to which WeShare and Astute agreed to provide management consultancy, business strategy, and advisory services to the Company. The WeShare agreement has a two-year term beginning October 21, 2025, and the Astute agreement has a 24-month term beginning October 27, 2025. The service fees under each agreement consist of total consideration of $1,500,000, payable through the issuance of the Company’s common stock. As of December 31, 2025, the Company had issued 83,334 and 88,236 shares to Astute and WeShare, respectively with an aggregate fair value of $1,500,000 for each agreement.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income taxes

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$(2,646,349)	$(229,775)	$(3,363,830)	$(1,006,200)
- Foreign – Malaysia	(363,514)	6,883	(1,779,937)	(156,008)
Loss before income tax	$(3,009,863)	$(222,892)	$(5,143,767)	$(1,162,208)

The provision for income taxes consisted of the following:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$100,000	$9,440	$100,000	$20,831
- Foreign – Malaysia	-	-	-	-
Provision for income tax	$100,000	$9,440	$100,000	$20,831

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of December 31, 2025, the operations in the United States of America incurred $27,250,114 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2023. The deferred tax valuation allowance as of December 31, 2025 and June 30, 2025 were $5,722,524 and $3,270,173, respectively.

TGL also subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain offshore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied.

For the three and six months ended December 31, 2025 and 2024, the Company’s foreign subsidiaries did not generate any income that is subject to Subpart F tax and GILTI tax.

Malaysia

TADAA Technologies and TADAA Ventures are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of December 31, 2025, the operations in the Malaysia incurred $24,299,608 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of December 31, 2025 and June 30, 2025 were $5,831,906 and $5,404,721, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31, 2025	As of June 30, 2025
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$5,722,524	$3,270,173
Net operating loss carry forwards in Malaysia	5,831,906	5,404,721
Allowance for credit losses	667,822	261,186
Long-live assets impairment	4,738,058	4,098,634
Change in fair value of derivative liabilities	(1,267,068)	(381,553)
Less: valuation allowance*	(15,693,242)	(12,653,161)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $3,040,081 and $272,437 for the six months ended December 31, 2025 and 2024, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2025 and June 30, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the six months ended December 31, 2025 and 2024.

Note 15 – Concentrations of risks

(a)	Major customers

For the three months ended December 31, 2025, no customer accounted for 10.0% or more of the Company’s total revenues. For the three months ended December 31, 2024, one customer accounted for approximately 74.9% of the Company’s total revenues. For the six months ended December 31, 2025, no customer accounted for approximately 10% or more of the Company’s total revenues. For the six months ended December 31, 2024, one customer accounted for approximately 44.4% of the Company’s total revenues.

As of December 31, 2025, two customers accounted for approximately 79.7% and 11.9% of the total balance of accounts receivable, respectively. As of June 30, 2025, one customer accounted for approximately 92.3% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the three months ended December 31, 2025, one vendors accounted for approximately 92.2% of the Company’s total purchases. For the three months ended December 31, 2024, two vendors accounted for approximately 69.5 % and 25.5% of the Company’s total purchases. For the six months ended December 31, 2025, one vendor accounted for approximately 93.2% of the Company’s total purchases. For the six months ended December 31, 2024, two vendors accounted for approximately 53.1% and 43.1 of the Company’s total purchases.

As of December 31, 2025, one vendor accounted for approximately 83.9% of the total balance of accounts payable. As of June 30, 2025, three vendors accounted for approximately 46.7%, 20.9%, and 15.1% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2025 and June 30, 2025, $5,450,843 and $236,657 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, $5,023,057 and $31,115 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Leases

As of December 31, 2025 and June 30, 2025, the Company has engaged in multiple offices leases which were classified as operating leases.

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

Operating lease expense for the three and six months ended December 31, 2025 were $13,902, and $27,575, respectively. Lease expense for the three and six months ended December 31, 2024 were $9,362, and $18,579, respectively.

As of December 31, 2025 and June 30, 2025, the weighted-average lease term is 1.8 and 2.3 years for the remaining leases, respectively. Weighted-average discounted rated related to leases were 6.0% as of December 31, 2025 and June 30, 2025, respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of December 31, 2025 for the next five years is as follows:

December 31, 2025
2026	$55,333
2027	49,829
Total undiscounted lease payments	$105,162
Less imputed interest	(6,000)
Total lease liabilities	$99,162

Note 17 – Segment information

The Company’s operating segments have been identified based on the way management organizes the business by the nature of services provided to customers and how the Chief Operating Decision Maker (“CODM”) manages the business and allocates resources. The CODM for the Company is its Chief Executive Officer. The Company has two reportable segments: (i) payment processing and e-commerce operation on its ZCITY platform, and (ii) customized software development service.

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

The following tables summarize the Company’s segment information for the three months ended December 31, 2025 and 2024 and for the six months ended December 31, 2025 and 2024.

	For the Three Months Ended December 31, 2025 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$1,080,992	$-	$1,080,992

Less:
Cost of revenue	1,080,085	-	1,080,085
Segment gross profit	$907	$-	907

Less:
Advertising	12,850	-	12,850
Payment transaction fee	11,548	-	11,548
Other marketing expense	275	-	275
Salaries	193,076	-	193,076
Long-live assets impairment	3,044,877	-	3,044,877
Provision for credit loss	1,328,848	699,560	2,028,408
Depreciation and amortization	96,241	-	96,241
Office expense	10,399	-	10,399
Research and development	24,671	-	24,671
Interest expense	282	-	282
Segment loss	(4,722,160)	-	(5,421,720)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			1,229,052
D&O insurance			16,668
Stock based compensation			787,227
Other corporate expenses			188,109
Gain from change in fair value of derivative liabilities			(4,632,913)
Net loss before income taxes			$(3,009,863)

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended December 31, 2024 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$301,898	$-	$301,898
		-
Less:		-
Cost of revenue	77,947	-	77,947
Segment gross profit	223,951	-	223,951

Less:
Advertising	-	-	-
Payment transaction fee	3,517	-	3,517
Other marketing expense	36,153	-	36,153
Salaries	103,716	-	103,716
Depreciation and amortization	215,213	-	215,213
Office expense	18,032	-	18,032
Research and development	33,136	-	33,136
Unrealized holding gain on marketable securities	(460,172)	-	(460,172)
Interest expense	857	-	857
Segment loss	$(273,499)	$-	(273,499)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			331,842
D&O insurance			18,520
Stock based compensation			70,000
Other corporate expenses			76,029
Net loss before income taxes			$(222,892)

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended December 31, 2025 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$1,263,519	$-	$1,263,519

Less:
Cost of revenue	1,261,326	-	1,261,326
Segment gross profit	$2,193	$-	2,193

Less:
Advertising	30,835	-	30,835
Payment transaction fee	14,038	-	14,038
Other marketing expense	26,497	-	26,497
Long-live assets impairment	3,044,877	-	3,044,877
Provision for credit loss	1,328,848	699,560	2,028,408
Salaries	327,126	-	327,126
Depreciation and amortization	129,615	-	129,615
Office expense	45,027	-	45,027
Research and development	802,644	-	802,644
Interest expense	958	-	958
Segment (loss) income	(5,722,477)	-	(6,422,007)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			1,332,658
D&O insurance			33,335
Stock based compensation			887,227
Other corporate expenses			685,281
Gain from change in fair value of derivative liabilities			(4,216,740)
Net loss before income taxes			$(5,143,767)

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended December 31, 2024 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$509,269	$-	$509,269

Less:
Cost of revenue	113,146	-	113,146
Segment gross profit	396,123	-	396,123

Less:
Advertising	66,536	-	66,536
Payment transaction fee	13,772	-	13,772
Other marketing expense	38,108	-	38,108
Salaries	371,722	-	371,722
Depreciation and amortization	548,385	-	548,385
Office expense	28,118	-	28,118
Research and development	80,345	-	80,345
Unrealized holding gain on marketable securities	(332,665)	-	(332,665)
Interest expense	2,368	-	2,368
Segment loss	$(420,566)	$-	(420,566)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			489,574
D&O insurance			37,039
Stock based compensation			140,000
Other corporate expenses			76,029
Net loss before income taxes			$(1,162,208)

Other Significant Items:

	For the Six Months Ended December 31, 2025 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$428,365	$-	$428,365

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended December 31, 2024 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$2,746	$-	$2,746

As of December 31, 2025, the Company’s total assets were comprised of $23,585,693 for ZCITY Platform, $644,077 for Customized Software Development.

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

Disposal of Tadaa Ventures

On December 22, 2025, the Company entered into a Share Sale Agreement with an unrelated third party to sell 100% of the issued and outstanding ordinary shares of its indirect wholly owned subsidiary, Tadaa Ventures, together with its wholly owned subsidiary, Bowlcrafted. The purchase consideration consists entirely of ordinary shares of a third-party issuer with an agreed aggregate value of approximately $1.4 million, which are to be issued or transferred into escrow for the benefit of the Company upon satisfaction of the closing conditions. Completion of the transaction is subject to customary closing conditions, including receipt of required approvals, issuance or transfer of the consideration shares into escrow, accuracy of representations and warranties, and the absence of a material adverse change. As of the date of the issuance of these unaudited condensed consolidated financial statements, the transaction had not yet been completed, and certain terms of the consideration remain under discussion. The Company evaluated the criteria for classification as held for sale in accordance with ASC 360-10-45-9 and determined that such criteria were not met as of December 31, 2025.

Note 19 – Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2025 up through February 23, 2026, the date the Company issued these unaudited condensed consolidated financial statements.

On January 28, 2026, the Company entered into an At-The-Market Issuance Offering Agreement with Kingswood Capital Partners, LLC, pursuant to which the Company may offer and sell shares of its common stock from time to time under its effective Form S-3 registration statement. The Company intends to use any net proceeds from sales for general corporate purposes. The agreement may be terminated by either party in accordance with its terms.

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

Recent Development

- Corporate Development

On February 11, 2025, we signed a share purchase agreement to acquire a 51% stake in Tien Ming Distribution Sdn Bhd to expand FMCG fulfilment and logistics capabilities. The transaction is expected to be terminated following the lack of control or significant influence over Tien Ming Distribution Sdn Bhd and no business combination was recognized for the six months ended December 31, 2025.

- Reverse Stock Splits

On April 7, 2025, we effected a 1:50 reverse stock split of its shares of common stock (“April 2025 Reverse Split”).

On December 5, 2025, we further effected a 1:20 reverse stock split of its shares of common stock (“December 2025 Reverse Split”).

We believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations have been retroactively stated to reflect the effect of the April 2025 Reverse Split and December 2025 Reverse Split.

- Financing Development

On March 22, 2024, We entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright& Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, we intend to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the our common stock at the Market Offering. As of December 31, 2025, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of December 31, 2025, Alumni Capital has purchased aggregated total of 644,956 shares of our common stock, while we received an aggregated net proceed of approximately $18.8 million.

On October 7, 2025, we entered into a subscription agreement (the “Agreement”) with two investors for the purchase of 17,242 shares of our common stock for aggregate cash consideration of $400,000.

On December 12, 2025, we closed a registered direct offering with certain institutional investors for the purchase and sale of 250,000 shares of its common stock, resulting in net proceeds of $2,160,000, after deducting offering-related costs of $340,000.

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

In October 2024, we have also been developing a cutting-edge Live Streaming Platform enhanced by AI Digital Human Solutions by partnering with V Gallant Sdn Bhd. We will be overseeing the customization of the platform to meet specific requirements, ensuring seamless integration with third-party platforms and optimizing performance across devices. Ongoing support and updates will also be prioritized to maintain consistent functionality. This initiative is central to our efforts to expand our interactive streaming capabilities and elevate user experiences. The development was completed on December 31, 2025.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as December 31, 2025, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of December 31, 2025, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	December 31,	March 31,	June 30,	September 30,	December 31,
	2024	2025	2025	2025	2025
Number of new registered user (1)	2,016	1,467	88	517	507
Number of active users (2)	21,734	10,647	4,887	4,378	4,799
Number of new participating merchants	-	-	-	-	-

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	December 31,	March 31,	June 30,	September 30,	December 31,
	2024	2025	2025	2025	2025
Accumulated registered users	2,706,498	2,707,965	2,708,053	2,708,570	2,709,077
Accumulated Participating merchants	2,027	2,027	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of December 31, 2025. As of December 31, 2025, we recorded 2,709,077 registered users and 4,799 active users on the ZCITY platform. On average, our registered user base has grown by approximately 0.1% over the past five quarters, while our active user numbers have experienced an average decrease of 23.9%.

The decline in growth of registered users and active users over the past five quarters, as of December 31, 2025, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of December 31, 2025 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
October 1, 2024	December 31, 2024	2,706,498	21,734	0.8%
January 1, 2025	March 31, 2025	2,707,965	10,647	0.4%
April 1, 2025	June 30, 2025	2,708,053	4,887	0.2%
July 1, 2025	September 30, 2025	2,708,570	4,378	0.2%
October 1, 2025	December 31, 2025	2,709,077	3,754	0.1%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of December 31, 2025 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
October 1, 2024	December 31, 2024	21,734	2,016	19,718	21.8%	78.2%
January 1, 2025	March 31, 2025	10,647	1,467	9,180	57.8%	42.2%
April 1, 2025	June 30, 2025	4,887	88	4,799	54.9%	45.1%
July 1, 2025	September 30, 2025	4,378	517	3,861	21.0%	79.0%
October 1, 2025	December 31, 2025	3,754	507	3,247	25.8%	74.2%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended December 31, 2025 and 2024

Revenue

Our breakdown of revenues by categories for the three months ended December 31, 2025 and 2024, respectively, is summarized below:

	For the Three Months Ended December 31,				Change
	2025	%	2024	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$1,078,417	99.8%	$268,259	88.9%	302.0%
Transaction revenue	2,575	0.2%	28,478	9.4%	(91.0)%
Member subscription revenue	-	-%	5,161	1.7%	(100.0)%
Total revenues	$1,080,992	100.0%	$301,898	100%	(258.1)%

Total revenues increased by approximately $0.8 million or 258.1% to approximately $1.1 million for the three months ended December 31, 2025 from approximately $0.3 million for the three months ended December 31, 2024. The increase was mainly attributable to increase in revenue from product and loyalty program revenue, offset by decrease in transaction revenue and member subscription revenue offset by.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. The product and loyalty program revenue increased by approximately $0.8 million or 302.0% to approximately $1.1 million for the three months ended December 31, 2025 from approximately $0.3 million for the same period in 2024. The increase was driven primarily by higher demand for our e-voucher product, which resulted in increased sales volume.

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

Our transaction revenue decreased by 91.0%, to approximately $3,000 for the three months ended December 31, 2025, compared to approximately $28,000 for the same period in 2024. This decline was mainly due to less usage from merchants on our ZCITY platform and reduced transaction volume resulting from fewer successful referrals through our partnership with CLSB.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the three months ended December 31, 2025, member subscription revenue decreased by 100.0% to $0, from approximately $5,000 for the same period in 2024. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program. As of December 31, 2025 and June 30, 2025, we had 27,620 customers who subscribed to our Zmember program.

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended December 31, 2025, and 2024, respectively, is summarized below:

	For the Three Months Ended December 31,		Change
	2025	2024	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$1,080,085	$77,947	1,285.7%
Total cost of revenue	$1,080,085	$77,947	1,285.7%

Cost of revenue primarily consists of purchases of gift cards or “E-voucher” PIN codes, and healthcare products, which are directly attributable to our product revenue. Total cost of revenue increased by approximately $1.0 million, or 1,285.7%, for the three months ended December 31, 2025 compared to the same period in 2024. The increase was mainly due to increase of product and loyalty program revenue and higher product cost.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$(1,668)	$190,312	$(191.980)	(100.9)%
Gross margin	(0.2)%	70.9%	(71.1)%

Transaction revenue
Gross profit	$2,575	$28,478	$(25.903)	(91.0)%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$-	$5,161	$(5,161)	(100.0)%
Gross margin	-%	100.0%	(100.0)%

Total
Gross profit	$907	$223,951	$(223,044)	(99.6)%
Gross margin	0.1%	74.2%	(74.1)%

Our gross profit for the three months ended December 31, 2025, amounted to approximately $1,000 as compared to approximately $0.2 million for the same period in 2024, reflecting an decrease of approximately $0.2 million or 99.6%. Our gross margin decreased from 74.2% for the three months ended December 31, 2024 to 0.1% for the same period in 2025, representing a decline of 74.1% in our gross margin percentage.

The decrease in gross profit for the three months ended December 31, 2025 was primarily attributable to a decline in gross profit from product and loyalty program revenue, driven by higher procurement costs for certain popular e-voucher products purchased for resale. In addition, the decrease in gross profit was also impacted by lower transaction revenue and the absence of member subscription revenue during the period.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $25,000 and $40,000 for the three months ended December 31, 2025 and 2024, respectively, representing a decrease of approximately $15,000 or 37.8%. The decrease was mainly attributable to decrease of marketing and promotion expense related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended December 31, 2025 and 2024, we incurred approximately $328 and $9,000, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $3.8 million and $0.8 million for the three months ended December 31, 2025 and 2024, respectively, representing a increase of approximately $3.0 million or 389.3%. The increase was driven primarily by higher costs associated with administrative functions, including incremental staffing and increased professional service fees to support our operations, and approximately $3.0 million increase in impairment loss from our intangible assets.

Research and development expenses

Research and development expense amounted to approximately $25,000 and $33,000 for the three months ended December 31, 2025 and 2024, respectively, representing 25.5% decrease.

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $0.8 million and $70,000 for the three months ended December 31, 2025, and 2024, respectively. The stock-based compensation incurred for the three months ended December 31, 2025 and 2024, was related to compensation paid to our executive officers and other employees as part of their compensation plan and third party for professional service.

Other income, net

Other income, net, amounted to approximately $4.6 and $0.5 million for the three months ended December 31, 2025 and 2024, respectively. This change was primarily attributable to (i) an increase in gain from the change in fair value of derivative liabilities of approximately $4.6 million from issuance of warrant in connection with the Share Purchase Agreement, offset by (ii) a decrease in unrealized gain of approximately $0.5 million on marketable securities as the marketable securities were disposed during the year ended June 30, 2025.

Provision for income taxes

Provision for income taxes amounted to approximately $100,000 and $9,000 for the three months ended December 31, 2025 and 2024. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended December 31, 2025 and 2024, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

We generated net loss of approximately $3.1 million and $0.2 million for the three months ended December 31, 2025 and 2024, respectively, representing a change of approximately $2.9 million. The change was primarily attributable to the factors discussed above.

For the six months ended December 31, 2025 and 2024

Revenue

Our breakdown of revenues by categories for the six months ended December 31, 2025 and 2024, respectively, is summarized below:

	For the Six Months Ended December 31,				Change
	2025	%	2024	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$1,259,936	99.7%	$350,004	68.7%	260.0%
Transaction revenue	3,583	0.3%	71,558	14.1%	(95.0)%
Member subscription revenue	-	-%	87,707	17.2%	(100.0)%
Total revenues	$1,263,519	100.0%	$509,269	100.0%	148.1%

Total revenues increased by approximately $0.8 million or 148.1% to approximately $1.3 million for the six months ended December 31, 2025 from approximately $0.5 million for the six months ended December 31, 2024. The decrease was mainly attributable to increase in revenue from product and loyalty program revenue, offset by the decrease in transaction revenue and member subscription revenue.

Product and loyalty program revenue

Product revenue was generated through sales of our e-voucher, health care products and other products through our ZCITY platform while loyalty program revenue was recognized when our customers redeem their previously earned reward points from our loyalty program or upon expiration of the reward point. The product and loyalty program revenue increased by approximately $0.9 million or 260.0% to approximately $1.3 million for the six months ended December 31, 2025 from approximately $0.4 million for the same period in 2024. The increase was driven primarily by higher demand for our e-voucher product, which resulted in increased sales volume.

Transaction revenue

Transaction revenue primarily consists of fees charged to merchants for participating in our ZCITY platform upon successful sales and service transactions, as well as for payment services facilitated between merchants and their customers online. In addition, transaction revenue includes fees earned through our recent partnership with Credilab Sdn. Bhd. (“CLSB”), a third-party credit services provider. Under that agreement, we refer our portfolio clients from TADAA Technologies Sdn. Bhd. (ZCITY’s operating subsidiary) to CLSB’s credit service platform; in return CLSB pays us a transaction fee for each successful transaction and agrees to share 50% of the revenue derived from those portfolio clients.

Our transaction revenue decreased by 95.0%, to approximately $4,000 for the six months ended December 31, 2025, compared to approximately $72,000 for the same period in 2024. This decline was mainly due to less usage from merchants on our ZCITY platform and reduced transaction volume resulting from fewer successful referrals through our partnership with CLSB.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who sign up for Zmember, our membership program that offers exclusive savings, bonuses, and referral rewards. For the six months ended December 31, 2025, member subscription revenue decreased by 100.0% to $0, from approximately $88,000 for the same period in 2024. The decrease was primarily due to we experienced slowdown in acquiring new customers to participate in our Zmember program. As of December 31, 2025 and June 30, 2025, we had 27,620  customers who subscribed to our Zmember program.

Cost of revenue

Our breakdown of cost of revenue by categories for the six months ended December 31, 2025, and 2024, respectively, is summarized below:

	For the Six Months Ended December 31,		Change
	2025	2024	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$1,261,326	$113,146	1,014.8%
Total cost of revenue	$1,261,326	$113,146	1,014.8%

Cost of revenue primarily consists of purchases of gift cards or “E-voucher” PIN codes, and healthcare products, which are directly attributable to our product revenue. Total cost of revenue increased by approximately $1.1 million, or 1,014.8%, for the six months ended December 31, 2025 compared to the same period in 2024. The increase was mainly due to increase of product and loyalty program revenue and higher product cost.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$(1,390)	$236,858	$(238,248)	(100.6)%
Gross margin	(0.1)%	67.7%	(67.8)%

Transaction revenue
Gross profit	$3,583	$71,558	$(67,975)	(95.0)%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$-	$87,707	$(87,707)	(100.0)%
Gross margin	-%	100.0%	(100.0)%

Total
Gross profit	$2,193	$396,123	$(393,930)	(99.4)%
Gross margin	0.2%	77.8%	(77.6)%

Our gross profit for the six months ended December 31, 2025, amounted to approximately $2,000 as compared to approximately $0.4 million for the same period in 2024, reflecting a decrease of approximately $0.4 million or 99.4%. Our gross margin decreased from 77.8% for the six months ended December 31, 2024 to 0.2% for the same period in 2025, representing an decline of 77.6% in our gross margin percentage.

The decrease in gross profit for the three months ended December 31, 2025 was primarily attributable to a decline in gross profit from product and loyalty program revenue, driven by higher procurement costs for certain popular e-voucher products purchased for resale. In addition, the decrease in gross profit was also impacted by lower transaction revenue and the absence of member subscription revenue during the period.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $46,000 and $0.1 million for the six months ended December 31, 2025 and 2024, respectively, representing a decrease of approximately $72,000 or 61.2%. The decrease was mainly attributable to decrease in marketing and promotion expense related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the six months ended December 31, 2025 and 2024, we incurred approximately $1,300 and $30,000, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $4.6 million and $1.6 million for the six months ended December 31, 2025 and 2024, respectively, representing a increase of approximately $3.1 million or 196.3%. The increase was driven primarily by higher costs associated with administrative functions, including incremental staffing and increased professional service fees to support our operations. The increase is also attributable to increase of approximately $0.3 million of impairment loss from our intangible assets.

Research and development expenses

Research and development expense amounted to approximately $0.8 million and $80,000 for the six months ended December 31, 2025 and 2024, respectively, representing 899.0% increase as we incurred more spending in A.I related infrastructure development. The increase primarily reflects costs for software engineering, cloud infrastructure and GPU-related development supporting the live-streaming/AI program described in “Business Development.”

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $0.9 million and $0.1 million for the six months ended December 31, 2025, and 2024, respectively. The stock-based compensation incurred for the six months ended December 31, 2025 and 2024, was related to compensation paid to our executive officers and employees as part of their compensation plan and third party for professional service.

Other income, net

Other income, net, amounted to approximately $4.3 and 0.3 million for the six months ended December 31, 2025 and 2024, respectively. This change was primarily attributable to (i) an increase in gain from the change in fair value of derivative liabilities of approximately $4.2 million from issuance of warrant in connection with the Share Purchase Agreement, offset by (ii) a decrease in unrealized income of approximately $0.3 million on marketable securities as the marketable securities were disposed during the year ended June 30, 2025.

Provision for income taxes

Provision for income taxes amounted to approximately $100,000 and $21,000 for the six months ended December 31, 2025 and 2024. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the six months ended December 31, 2025 and 2024, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

We generated net loss of approximately $5.2 million and $1.2 million for the six months ended December 31, 2025 and 2024, respectively, representing a change of approximately $4.1 million. The change was primarily attributable to the factors discussed above.

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

As of December 31, 2025 and June 30, 2025, we had approximately $5.5 million and 0.2 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of December 31, 2025, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of December 31, 2025, Alumni Capital has purchased aggregated total of 644,956 shares of our common stock, while we received an aggregated net proceed of approximately $18.8 million.

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into us for 3,567 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $330 (the “Offering”). As of December 31, 2025, we had issued 3,567 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

On October 7, 2025, we entered into subscription agreements (the “Subscription Agreement 2”) with two investors (“Investors 2”) for the purchase of 17,242 shares of the Company’s common stock for aggregate cash consideration of $400,000. As of December 31, 2025, we issued all 17,242 shares to the Investors 2 for total consideration of $400,000.

On December 12, 2025, we closed a registered direct offering with certain institutional investors for the purchase and sale of 250,000 shares of its common stock, resulting in net proceeds of $2,160,000, after deducting offering-related costs of $340,000.

Despite receiving the proceeds from various offerings, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the six months ended December 31, 2025 and 2024:

	For the Six Months Ended
	December 31, 2025 (Unaudited)	December 31, 2024 (Unaudited)
Net cash used in operating activities	$(4,731,560)	$(1,582,518)
Net cash used in investing activities	(1,037,513)	(2,193,461)
Net cash provided by financing activities	10,960,046	3,944,684
Effect of exchange rate on cash and cash equivalents	24,587	(110,140)
Net change in cash and cash equivalents	$5,215,561	$58,565

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2025 was approximately $4.7 million and was mainly comprised of (i) the net loss of approximately $5.2 million, (ii) non-cash items of change in fair value of derivative liabilities amounted to approximately $4.2 million, (iii) increase of other receivable and other assets of approximately $1.4 million which due to prepayment to certain developers for the development of our internal AI software, (v) decrease of approximately $88,000 in other payables and accrued liabilities reflecting the timely settlement of certain accrued expenses, and (vi) increase of inventories of approximately $0.1 million as we increase our purchase and intended to maintain a more effective inventory level, offset by (i) non-cash items of depreciation, amortization, loss from disposal of equipment, stock-based compensation, long-live assets impairment and allowance for credits losses amounted to approximately $6.1 million, (ii) decrease in accounts receivable of approximately $0.1 million due to timely collection, an (iii) increase in income tax payable due to additional tax accrued.

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

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2025 was approximately $1.0 million which mainly due to approximately $1.0 million in purchase of property and equipment, approximately $7,000 prepayment of purchase consideration for acquisition of Tien Ming Distribution Sdn Bhd, and the remittance of approximately $53,000 to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients.

Net cash used in investing activities for the six months ended December 31, 2024 was approximately $2.2 million which includes a remittance of approximately $2.2 million to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients

Financing Activities

Net cash provided financing activities the six months ended December 31, 2025 was approximately 11.0 million, which mainly comprised of approximately $7.1 million net proceeds received from Share Purchase Agreement, approximately $1.4 million net proceeds received from exercise of warrants into common stock, approximately 2.5 million net proceeds received from direct offering, and approximately $0.4 million net proceeds received from private placement, offset by payments of insurance loan and related party loan of approximately $40,000 and payment of offering cost of approximately $0.3 million.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of December 31, 2025 and June 30, 2025, we recorded $705,089 and $9,924 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three and six months ended December 31, 2025 and 2024, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of December 31, 2025 and June 30, 2025, we have provided allowance for credit loss of $2,423,937 and $1,078,353, respectively.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. $22,562,180 and $19,517,303 impairment for long-lived assets were recorded as of December 31, 2025 and June 30, 2025.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the consolidated statements of comprehensive income. For the three and six months ended December 31, 2025, we recorded an unrealized holding loss on marketable securities of $0. For the three and six months ended December 31, 2024, we recorded an unrealized holding gain on marketable securities of approximately $0.5 million and $0.3 million, respectively.

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

Stock-based compensation

We account for stock-based compensation awards to officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. In June 2024, we executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. The fair value of the stock-based compensation which included common stock issued were equivalent to the predetermined monetary value. For the six months ended December 31, 2025 and 2024, we have incurred stock-based compensation from our officer and third party service provider amounted to approximately $0.5 million and $0.1 million, respectively.

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

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.20% to 182.34%, (2) risk-free interest rate of 3.52% to 4.37%, (3) expected life of 2.0 years to 2.8 years, (4) exercise price of $23.37 to $103.00 and (5) stock price of $21.60 to $390.00 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants were estimated to be $5,331,798.

As of June 30, 2025, The fair value of the warrants issued to Alumni Capital was determined by using the Black Scholes model using the following assumptions: (1) expected volatility of 162.92% to 167.27%, (2) risk-free interest rate of 3.71%, (3) expected life of 2.3 years, (4) exercise price of $24.00 to $41.00 and (5) stock price of $1.10 on June 30, 2025. Based on above assumption, the fair value of the warrants were estimated to be $383,886.

The fair value of the warrants issued to Alumni Capital which was determined on December 31, 2025 by using the Black Scholes model using the following assumptions: (1) expected volatility of 182.3%, (2) risk-free interest rate of 3.47%, (3) expected life of 1.8 years, (4) exercise price of $5.10 and (5) stock price of $6.13 on December 31, 2025. Based on above assumption, the fair value of the warrants was estimated to be $2,349,273.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective as of December 31, 2025 at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on October 14, 2025, as amended, and our applicable risk factors in our Registration Statement on Form S-1 (File No. 333-275411), initially filed with the SEC on November 8, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A)	Unregistered Sales of Equity Securities

(a)	Issuance of Capital Stock.

From October 1, 2025 to December 31, 2025, we issued the following:

●	8,621 shares of our common stock to Chuah Su Chen and 8,621 of shares of our common stock to Chan Meng Chun for the purchase price of $23.20 per share in connection with a subscription agreement dated as of October 6, 2025;

●	26,112 shares of our common stock to Nexe Cloud Limited in connection with the sale and purchase agreement dated October 22, 2025;

●	88,236 shares of common stock to Weshare Management SDN BHD in connection with a service agreement dated October 21, 2025;

●	83,334 shares of common stock to Astute All Advisory Ltd in connection with a consultancy agreement dated October 27, 2025; and

●	154,545 shares of common stock to Myviko Holding Sdn Bhd in connection with a service agreement dated November 10, 2025.

(b)	Warrants.

None.

(B)	Use of Proceeds

Not applicable.

(C)	Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Subscription Agreement Dated October 7, 2025 by and among Treasure Global Inc, Chuah Su Chen and Chan Meng Chun (incorporated by incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 7, 2025)
10.2	Sale and Purchase Agreement between Treasure Global Inc. and Nexe Cloud Limited dated October 22, 2025 (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 24, 2025)
10.3	Service Agreement between Treasure Global Inc. and Weshare Management SDN BHD dated October 21, 2025 (incorporated by incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 24, 2025)
10.4	Management Consultancy Agreement between Treasure Global Inc. and Astute All Advisory Ltd dated October 27, 2025 (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2025)
10.5	Service Agreement between Treasure Global Inc. and Myviko Holding Sdn Bhd dated November 10, 2025 (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 10, 2025)
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

+	Filed herewith.
++	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: February 23, 2026	/s/ Carlson Thow
Carlson Thow
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 23, 2026	/s/ Pusparajan a/l Vadiveloo
Pusparajan a/l Vadiveloo
Chief Financial Officer
(Principal Financial and Accounting Officer)