Form 10-Q
period 2026-03-31
TREASURE GLOBAL INC
filed 2026-05-20
CIK 1905956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________ to________

COMMISSION FILE NUMBER 001-41476

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

As of May 20, 2026, the registrant had a total of 1,675,725 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	As of	As of
	March 31,	June 30,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,913,960	$236,895
Crypto assets receivable	301,937	-
Crypto assets	41,591	-
Accounts receivable, net	547,784	1,592,901
Inventories	18,456	13,184
Other receivables and other current assets, net	13,002,383	3,361,862
Other receivable, related party	14,817	13,723
Prepayments	317,045	304,771
Total current assets	17,157,974	5,523,336

OTHER ASSETS
Property and equipment, net	73,367	109,539
Intangible assets, net	-	3,044,877
Operating lease right-of-use assets	-	114,375
Other receivables and other assets, non-current, net	4,359,078	6,081,021
Total other assets	4,432,445	9,349,812

TOTAL ASSETS	$21,590,419	$14,873,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Related party loan	$-	$5,134
Insurance loan	55,779	40,490
Accounts payable	20,962	19,997
Contract liability	12,210	872
Other payables and accrued liabilities	4,567,532	3,444,929
Other payables, related parties	494	494
Operating lease liabilities	-	36,606
Income tax payables	150,055	120,000
Total current liabilities	4,807,032	3,668,522

NON-CURRENT LIABILITIES
Derivative liabilities	1,165,795	383,886
Operating lease liabilities -non current	-	77,007
Total non-current liabilities	1,165,795	460,893
TOTAL LIABILITIES	5,972,827	4,129,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001; 600,000,000 shares authorized, 1,675,725, and 207,470 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively*	18	2
Additional paid-in capital*	84,470,713	72,023,291
Accumulated deficit	(68,972,557)	(61,407,562)
Accumulated other comprehensive income	119,418	128,002
TOTAL STOCKHOLDERS’ EQUITY	15,617,592	10,743,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,590,419	$14,873,148

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025

REVENUES	$1,500,907	666,521	2,764,426	$1,175,790
	-
COST OF REVENUES	(1,494,492)	(180,238)	(2,755,818)	(293,384)

GROSS PROFIT	6,415	486,283	8,608	882,406

SELLING	(50,672)	(7,965)	(96,217)	(125,381)
GENERAL AND ADMINISTRATIVE	(3,811,991)	(446,384)	(8,442,900)	(2,009,429)
LONG-LIVE ASSETS IMPAIRMENT	-	-	(3,044,877)	-
RESEARCH AND DEVELOPMENT	(78,892)	(5,343)	(881,536)	(85,688)
STOCK-BASED COMPENSATION	(251,196)	(70,000)	(1,138,423)	(210,000)
TOTAL OPERATING EXPENSES	(4,192,751)	(529,692)	(13,603,953)	(2,430,498)

LOSS FROM OPERATIONS	(4,186,336)	(43,409)	(13,595,345)	(1,548,092)

OTHER (EXPENSE) INCOME
Other (loss) income, net	(274,427)	24,079	(224,967)	36,257
Interest expense	(673)	(615)	(1,631)	(2,983)
Unrealized holding loss on marketable securities	-	(501,848)	-	(169,183)
Gain from disposal of subsidiaries	1,006,730	-	1,006,730	-
Change in fair value of derivative liabilities	1,183,478	1,781,758	5,400,218	1,781,758
TOTAL OTHER INCOME, NET	1,915,108	1,303,374	6,180,350	1,645,849

(LOSS) INCOME BEFORE INCOME TAXES	(2,271,228)	1,259,965	(7,414,995)	97,757

PROVISION FOR INCOME TAXES	(50,000)	-	(150,000)	(20,831)

NET (LOSS) INCOME	(2,321,228)	1,259,965	(7,564,995)	76,926

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(69,613)	2,871	(8,584)	(98,093)

COMPREHENSIVE (LOSS) INCOME	$(2,390,841)	1,262,836	(7,573,579)	$(21,167)

(LOSS) INCOME PER SHARE
Basic and diluted*	$(1.39)	21.79	(7.99)	$2.83

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	1,675,725	57,810	946,864	27,148

**	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollar, except for the number of shares)

	COMMON STOCK		ADDITIONAL			ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLES	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2025	207,470	$2	$72,023,291	$-	$(61,407,562)	$128,002	$10,743,733
Net loss	-	-	-	-	(2,133,904)	-	(2,133,904)
Issuance of common stock and warrant under share purchase agreement	175,250	2	3,484,522	-	-	-	3,484,524
Fair value of warrants allocated to derivative liabilities	-	-	(237,636)	-	-	-	(237,636)
Employee and non-employee stock base compensation	4,548	-	100,000	-	-	-	100,000
Foreign currency translation adjustments	-	-	-	-	-	15,991	15,991
Balance as of September 30, 2025 (Unaudited)	387,268	4	75,370,177	-	(63,541,466)	143,993	11,972,708
Net loss	-	-	-	-	(3,109,863)	-	(3,109,863)
Issuance of common stock and warrant under share purchase agreement	311,522	3	3,603,591	-	-	-	3,603,594
Fair value of warrants allocated to derivative liabilities	-	-	(10,559,476)	-	-	-	(10,559,476)
Fair value of derivative liabilities upon exercise of warrants	-	-	4,614,985	-	-	-	4,614,985
Exercise of warrants into common stock	150,000	2	1,357,575	-	-	-	1,357,577
Cashless exercise of warrants into common stock	149,323	1	(1)	-	-	-	-
Issuance of common stock under direct offering	250,000	3	2,159,997	-	-	-	2,160,000
Issuance of common stock under private placement	17,242	-	400,000	-	-	-	400,000
Issuance of common stock upon vesting of restricted stock	58,127	1	(1)	-	-	-	-
Stock-based compensation	-	-	601,370	-	-	-	601,370
Issuance of common stock for prepaid consulting fee	171,570	2	2,999,998	-	-	-	3,000,000
Issuance of common stock for acquiring intangible assets	180,657	2	3,869,998	-	-	-	3,870,000
Rounding due to reversed stock split	16	-	-	-	-	-	-
Foreign currency translation adjustments	-		-	-	-	45,038	45,038
Balance as of December 31, 2025 (Unaudited)	1,675,725	18	84,418,213	-	(66,651,329)	189,031	17,955,933
Net loss	-	-	-	-	(2,321,228)	-	(2,321,228)
Stock-based compensation	-	-	52,500	-	-	-	52,500
Foreign currency translation adjustments	-	-		-	-	(69,613)	(69,613)
Balance as of March 31, 2026 (Unaudited)	1,675,725	$18	$84,470,713	$-	$(68,972,557)	$119,418	$15,617,592

	COMMON STOCK*		ADDITIONAL			ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	SUBSCRIPTION RECEIVABLES	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	1,672	$-	$41,171,844	$-	$(38,030,074)	$238,963	$3,380,733
Net loss	-	-	-	-	(950,707)	-	(950,707)
Issuance of common stock at the market offering, net of issuance costs	1,582	-	2,457,390	-	-	-	2,457,390
Issuance of common stock for software development	2,000	-	1,380,000	-	-	-	1,380,000
Employee stock compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	-	(59,145)	(59,145)
Balance as of September 30, 2024 (Unaudited)	5,254	-	45,079,234	-	(38,980,781)	179,818	6,278,271
Net loss	-	-	-	-	(232,332)	-	(232,332)
Issuance of common stock for share purchase agreement	8,559	-	2,043,942	(515,921)	-	-	1,528,021
Issuance of common stock for subscription agreement	3,567	-	1,177,000	(1,177,000)	-	-	-
Issuance of common stock for software development	15,440	-	10,800,000	-	-	-	10,800,000
Issuance of common stock for employee stock base compensation	42	-	-	-	-	-	-
Employee stock base compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	-	(41,819)	(41,819)
Balance as of December 31, 2024 (Unaudited)	32,862	-	$59,170,176	(1,692,921)	(39,213,113)	137,999	18,402,141
Net income	-	-	-	-	1,259,965	-	1,259,965
Collection of stock subscription receivable	-	-	-	1,692,921	-	-	1,692,921
Issuance of common stock and warrant under share purchase agreement	34,650	-	5,487,380	(817,582)	-	-	4,669,798
Fair value of warrants allocated to derivative liabilities	-	-	(2,213,161)	-	-	-	(2,213,161)
Issuance of common stock for software development	13,544	-	5,228,579	-	-	-	5,228,579
Issuance of common stock for employee stock base compensation	370	-	-	-	-	-	-
Employee stock base compensation	-	-	70,000	-	-	-	70,000
Foreign currency translation adjustments	-	-	-	-	-	2,871	2,871
Balance as of March 31, 2025 (Unaudited)	1,628,535	$-	$67,742,974	$(817,582)	$(37,953,148)	$140,870	$29,113,114

**	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,564,995)	$76,926
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on crypto assets receivable	(40,647)	-
Depreciation	118,188	76,361
Amortization of intangible assets	-	638,251
Amortization of operating right-of-use assets	37,173	18,365
Allowance for credit losses	3,434,741	90,480
Long-live assets impairment	3,044,877	-
Loss from disposal of equipment	317,531	-
Stock-based compensation	1,138,423	210,000
Change in fair value of derivative liabilities	(5,400,218)	(1,781,758)
Gain from disposal of subsidiaries	(1,006,730)	-
Unrealized holding loss on marketable securities	-	169,183
Change in operating assets and liabilities	-
Accounts receivable	322,613	(899,155)
Contract asset	-	(17,606)
Inventories	(9,296)	16,711
Other receivables and other assets	(870,799)	(4,427,362)
Other receivable, a related party	(412)	(316)
Prepayments	2,580	76,235
Accounts payable	25,775	130,041
Customer deposits	-	(74,579)
Contract liability	11,012	(3,411)
Other payables and accrued liabilities	1,252,131	(97,366)
Operating lease liabilities	(33,151)	(18,365)
Income tax payables	30,055	5
Net cash used in operating activities	(5,191,149)	(5,817,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,044,862)	(4,547)
Purchases of crypto assets receivable	(294,275)	-
Prepayment of purchase consideration for business combination	(1,528,026)	-
Collaboration deposit	(53,310)	(4,343,067)
Net cash used in investing activities	(2,920,473)	(4,347,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in market offering	-	2,457,390
Proceeds from Issuance of common stock and warrant under share purchase agreement	7,088,118	6,713,740
Proceeds from Issuance of common stock under subscription agreement	-	1,177,000
Proceeds from exercise of warrants into common stock	1,357,577	-
Proceeds from direct offering	2,500,000	-
Payments of offering costs	(340,000)	-
Proceeds from private placement	400,000	-
Proceed from insurance loan	72,625	51,211
Principal payments of insurance loan	(57,336)	(38,371)
Payments of related party loan	(5,250)	(3,696)
Net cash provided by financing activities	11,015,734	10,357,274

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(227,047)	(111,286)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,677,065	81,014

CASH AND CASH EQUIVALENTS, beginning of period	236,895	200,013

CASH AND CASH EQUIVALENTS, end of period	$2,913,960	$281,027

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$121,200	$183,121
Interest paid	$2,618	$3,975

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Insurance of common stock for acquiring intangible assets	$3,870,000	$-
Insurance of common stock for prepaid consulting fee	$3,000,000	$-
Insurance of common stock for software development	$-	$17,408,579
Acquisition of intangible assets through settlement of other receivables	$-	$470,667
Allocation of fair value of derivative liabilities for issuance of common stock	$10,797,112	$2,213,161
Fair value of derivative liabilities upon exercise of warrants	$4,614,985	$-

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

The Company, through its wholly owned subsidiary, TADAA TECHNOLOGIES, engages in the payment processing industry and operate an online-to- offline (“O2O”) e-commerce platform known as “ZCITY”. The Company has extensive business interests in creating an innovative O2O e-commerce platform with an instant rebate and affiliate cashback program business model, focusing on providing a seamless payment solution and capitalizing on big data using artificial intelligence technology. The Company’s proprietary product is an internet application (or “app”) called “ZCITY App”. ZCITY App drives user app download and transactions by providing instant rebate and cashback. The Company aims to transform and simplify a user’s e-payment gateway experience by providing great deals, rewards and promotions with every use in an effort to make it Malaysia’s top reward and payment gateway platform.

During the year ended June 30, 2025, the Company launched a new revenue stream by providing customized software development services. This business line is part of the Company’s broader efforts to explore new growth opportunities and strengthen its capabilities in the technology and digital services sector.

The accompanying unaudited condensed consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
TADAA Technologies Sdn. Bhd (formerly known as ZCity Sdn Bhd and Gem Reward Sdn. Bhd.) (“TADAA Technologies”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
TADAA Ventures Sdn. Bhd (formerly known as VWXYZ Venture Sdn. Bhd underwent a name change on July 29, 2025.) (“TADAA Ventures”) (1) (4)	● ● ●	A Malaysian company Incorporated in July 2024 Holding company	100% owned by TGL
Bowlcrafted Sdn. Bhd. (“Bowlcrafted”) (2) (4)	● ●	A Malaysian company Incorporated in September 2025	100% owned by TADAA Ventures
TADAA Capital Sdn. Bhd (“TADAA Capital”) (3)	● ●	A Malaysian company Incorporated in August 2025	100% owned by TGL

(1)	TADAA Ventures is a holding company incorporated in July 2024, under the laws of Malaysia. As of March 31,2026, TADAA Ventures has no substantive operations.

(2)	Bowlcrafted is a food and beverage company incorporated in September 2025, under the laws of Malaysia. As of March 31,2026, Bowlcrafted has no substantive operations.

(3)	TADAA Capital is a holding company incorporated in August 2025, under the laws of Malaysia. As of March 31,2026, TADAA Capital has no substantive operations.

(4)	On December 22, 2025, the Company entered into a Share Sale Agreement (“SPA”) with a third party (the “Buyer”) to dispose of its entire equity interest in Tadaa Ventures and its subsidiary Bowlcrafted. The consideration for the transaction consists of ordinary shares of Reveillon Group Limited with an agreed aggregate value of $1,400,000. Control of Tadaa Ventures and Bowlcrafted was transferred to the Buyer on February 10, 2026 (“Disposal Date”), and accordingly, both entities were deconsolidated from the Company’s unaudited condensed consolidated financial statements as of that date. As a result of the deconsolidation, the Company recognized a gain of $1,006,730. The Company determined that the deconsolidation does not meet the criteria for discontinued operations presentation in accordance with ASC 205-20, as the disposal does not represent a strategic shift that has a major effect on the Company’s operations or financial results.

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

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $13.6 million for the nine months ended March 31,2026; (2) accumulated deficit of approximately $69.0 million as of March 31,2026; and (3) net operating cash outflow of approximately $5.2 million for the nine months ended March 31,2026.

On March 22, 2024, the Company and H.C. Wainwright& Co., LLC, (the “Manager”) entered into a marketing offering agreement (“Marketing Offering Agreement”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of March 31,2026, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of common stock which sell through or to the Manager.

On October 10, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the modification agreement (“Modification Agreement”) on January 21, 2025. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 of the Company’s common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) March 31,2026. As of March 31,2026, Alumni Capital has purchased aggregated total of 644,956 shares of the Company’s common stock, while the Company received an aggregated net proceed of approximately $18.8 million.

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

However, there is no guarantee that the substantial doubt about the Company’s ability to continue as a going concern will be alleviated.

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

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of March 31,2026, its unaudited results of operations for the three and nine months ended March 31,2026 and 2025, and its unaudited cash flows for the nine months ended March 31,2026 and 2025, as applicable, have been made. The unaudited results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

During the year ended June 30, 2025, the Company introduced a new revenue stream through customized software development services. As a result, the Company operates through two reportable segments: (i) payment processing and e-commerce operation in its ZCITY platform, and (ii) customized software development as of March 31,2026.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	March 31, 2026	June 30, 2025
Period-average MYR: US$1 exchange rate	4.01	4.21

	For the nine months ended March 31,
	2026	2025
Period-average MYR: US$1 exchange rate	4.12	4.43

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

Crypto assets receivable

The Company enters into crypto asset yield arrangements with third-party platforms whereby stablecoins, USDT are transferred to the platform for a fixed contractual term in exchange for yield payments. During the contractual term, the principal balance is restricted from withdrawal, and the Company maintains a contractual right to receive the same quantity of USDT upon maturity. The Company accounts for the locked principal balance as a crypto assets receivable. The crypto assets receivable is initially recognized at cost, representing the fair value of the digital assets transferred to the platform on the transaction date, and is subsequently measured at fair value at each reporting date in accordance with ASC 350-60, Accounting for and Disclosure of Crypto Assets, with changes in fair value recognized in earnings. The Company also evaluates the crypto assets receivable for expected credit losses by considering the counterparty’s financial condition, historical experience, and other relevant factors. As of March 31, 2026, no allowance for credit losses was recognized. The changes in fair value recognized for the three and nine months ended March 31, 2026 were immaterial.

Crypto Assets

Crypto assets primarily consist of USDT earned from crypto asset yield arrangements that are freely withdrawable, tradable, or available for use by the Company. Digital assets received as interest income are initially recognized at fair value on the date earned and are subsequently measured at fair value at each reporting date in accordance with ASC 350-60, with changes in fair value recognized in earnings. he changes in fair value recognized for the three and nine months ended March 31, 2026 were immaterial.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of software development, and sales of health care products on its ZCITY platform. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2026 and June 30, 2025, the Company recorded $735,309, and $9,924 of allowance for credit loss, respectively.

Inventories

Inventories are stated at the lower cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Costs also included health care products, foods and beverage products which are purchased from the Company’s suppliers as merchandized goods. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and nine months ended March 31,2026 and 2025, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

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

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of March 31,2026 and June 30, 2025, the Company provided allowance for credit loss of $3,798,438 and $1,078,353, respectively.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31,2026 and June 30, 2025, the Company did not record allowance for doubtful account against prepayment.

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

Intangible assets, net

The Company’s acquired intangible assets with definite useful lives only consist of internal used software. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its internal use software with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated economic lives, which is determined to be approximately one to five years. As of March 31,2026 and June 30, 2025, the Company recorded $22,562,180 and $19,517,303 impairment of intangible assets.

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31,2026 and June 30, 2025, $22,562,180 and $19,517,303 impairment of long-lived assets was recognized, respectively.

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, and computer products on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of $94,566 to support an average 2.9 days of sales during the nine months ended March 31,2026, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits.

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

The Company recognizes the sales of E-vouchers, health care products, and computer products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the three and nine months ended March 31, 2026, approximately $13,366 and $14,694 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively. For the three and nine months ended March 31,2025, approximately $3,000 and $33,000 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

Disaggregated information of revenues by products/services are as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Gift card or “E-voucher” revenue (1)	$1,471,469	$25,786	$2,697,009	$62,483
Health care products, computer products, and food and beverage products revenue (1)	12,812	-	44,726	296,667
Loyalty program revenue (1)	8,515	2,808	10,997	19,448
Transaction revenue (1)	8,111	35,321	11,694	106,879
Member subscription revenue (2)	-	-	-	87,707
Total revenue from ZCITY platform	1,500,907	63,915	2,764,426	573,184

Revenue from Customized software development (2)	-	602,606	-	602,606

Total revenues	$1,500,907	$666,521	$2,764,426	$1,175,790

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

Cost of revenue

Cost of revenue sold mainly consists of the purchases of gift cards or “E-voucher” pin codes, and health care products, which are directly attributable to the sales of products on the Company’s online marketplace platform. In addition, cost of revenue sold also includes labor and subcontracted development resource costs related to customized software development services.

Advertising costs

Advertising costs amounted to $12,621 and $43,456 for the three and nine months ended March 31, 2026, respectively.

Advertising costs amounted to $2,894 and $97,597 for the three and nine months ended March 31, 2025 respectively.

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team.

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $78,892 and $881,536 for the three and nine months ended March 31,2026, respectively. Research and development expenses amounted to $5,343 and $85,688 for the three and nine months ended March 31,2025, respectively.

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

Total expenses for the plans were $25,138 and $70,279 for the three and nine months ended March 31,2026, respectively. Total expenses for the plans were $12,255 and $74,376 for the three and nine months ended March 31 2025, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the nine months ended March 31,2026 and 2025.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the nine months ended March 31,2026 and 2025, 477,540 and 2 contingent shares to be issued to the investor, underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

The fair value for certain assets and liabilities such as cash and cash equivalents, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, contract liabilities, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its related party loan and insurance loan, approximate fair value based on current yields for debt instruments with similar terms. The fair value of crypto assets receivable and crypto assets is based on market price in an active market (Level 1) at the end of each reporting period. The Company’s warrants issued to Alumni Capital under Share Purchase Agreement (see Note 13) is not traded in an active securities market (level 3); therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on grant date and at the end of each reporting period.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and June 30, 2025:

	March 31, 2026 (Unaudited)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Assets:
Crypto assets receivable	$301,937	$301,937	$-	$-
Crypto assets	$41,591	$41,591	$-	$-

Liabilities:
Derivative liabilities (Warrant issued under Share Purchase Agreement)	$1,165,795	$-	$-	$1,165,795

	June 30, 2025	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Liabilities:
Derivative liabilities (Warrant issued under Share Purchase Agreement)	$383,886	$-	$-	$383,886

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended March 31,2026 and for the year ended June 30, 2025:

Warrant issued under Share Purchase Agreement
Balance as of June 30, 2024	$-
Derivative liabilities recognized at grant date	2,450,227
Change in fair value of derivative liabilities	(1,816,917)
Exercised of warrants	(249,424)
Balance as of June 30, 2025	383,886
Derivative liabilities recognized at grant date	10,797,112
Change in fair value of derivative liabilities	(5,400,218)
Exercised of warrants	(4,614,985)
Balance as of March 31, 2026 (Unaudited)	$1,165,795

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the nine months ended March 31, 2026 and 2025, the Company did not recognize impairment loss on its operating lease ROU asset.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company adopted ASU 2020-06 on July 1, 2025.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2020-09 on July 1, 2025.

-	Recent accounting pronouncements not yet adopted

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

In January 2025, the FASB issued ASU 2025-01 to clarify the effective date guidance in ASU 2024-03 regarding expense disaggregation disclosures. The update confirms that all public business entities, including non-calendar year-end entities, should first adopt the new disclosure requirements in annual reporting periods beginning after December 15, 2026, with interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting the standard on the Company’s unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 3 – Accounts receivable, net

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Accounts receivable	$1,283,093	$1,602,825
Provision for estimated credit losses	(735,309)	(9,924)
Total accounts receivable, net	$547,784	$1,592,901

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Beginning balance	$9,924	$1,100
Addition	725,125	8,512
Exchange rate effect	260	312
Ending balance	$735,309	$9,924

Note 4 – Inventories

Inventories consist of the following:

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Gift card (or E-voucher)	$18,456	$13,184

Note 5 – Other receivables and other current assets, net

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Collaboration deposits (i)	$5,625,597	$5,572,287
Deposits (ii)	200,814	210,172
Prepaid tax	1,855	1,768
Prepaid expense (iii)	83,278	62,341
Prepaid consulting, technical support and maintenance fee (v)	5,885,000	3,600,000
Disposal consideration receivable (viii)	1,400,000	-
Software development deposit (iv)	6,080,039	725,994
Prepaid investment (vii)	1,762,959	228,942
Other receivable (vi)	120,357	119,732
Total other receivables and other current assets	21,159,899	10,521,236
Provision for estimated credit loss	(3,798,438)	(1,078,353)
Total other receivables and other current assets	$17,361,461	$9,442,883
Current	$13,002,383	$3,361,862
Non-current	$4,359,078	$6,081,021

(i)	On September 20, 2024, the Company entered into a partnership agreement (the “Partnership Agreement”) with Credilab Sdn. Bhd. (“CLSB”) for five years. Pursuant to the Partnership Agreement, the Company and CLSB will establish a strategic partnership aimed at leveraging their respective core competencies, resources, and market expertise to drive mutual benefit and growth, while the Company will periodically provide collaboration deposit fund to CLSB, which CLSB will be utilized to support CLSB’s credit service activities for the portfolio clients introduced by the Company’s ZCity App (“Portfolio Clients”). In return, the Company will share half of the revenue and processing fee from CLSB’s profit derived from Portfolio Client. As of March 31, 2026 and June 30, 2025 the Company had disbursed $5,625,597 and $5,572,287 collaboration deposits to CLSB, of which $5,625,597, and $5,572,287 is classified as non-current, respectively. As of March 31, 2026 and June 30, 2025, $2,531,519 and $115,616 credit loss was recorded against collaboration deposit.

(ii)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of March 31, 2026 and June 30, 2025, $176,626 and $118,810 estimated credit loss was recorded against doubtful receivables, respectively.

(iii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for license fee, cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

(iv)

The balance of software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. The Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of March 31, 2026 and June 30, 2025, $110,067 of the service deposit were refunded by Nexgen. As of March 31, 2026 and June 30, 2025, $99,701 and $95,049 estimated credit loss was recorded against the software development deposits, respectively.

On July 18, 2024, the Company entered into an agreement with Musli Development Sdn Bhd (“Musli”) and V Galactech Sdn. Bhd (“V Galactech”) for the provision of subcontractor services related to developing smart campus management system at the Enforcement Leadership & Management University, Malaysia. Under the terms of these agreements, both Musli and V Galactech were engaged to provide services including infrastructure cabling, wiring, and network design consultancy for a total amount of $727,626 and $242,542 respectively. As of March 31, 2026 and June 30, 2025, the Company had remitted a service deposit of $412,380 and $218,566 to V Gallant and Musli, respectively. As of March 31, 2026 and June 30, 2025, $630,946 estimated credit loss was recorded against the software development deposits to V Galactech and Musli.

On October 22, 2025, the Company entered into an agreement with Nexe Cloud Limited (the “Nexe”), pursuant to which Nexe agreed to sell and deliver an AI server to the Company for a total purchase price of $750,000. Under the agreement, Nexe is responsible for supplying the AI server and related documentation, while the Company is responsible for inspection, installation, and integration of the server into its operations. The purchase price consists of $280,000 payable in cash and the remaining balance of $470,000 to be satisfied through the issuance and allotment of the Company’s common stock. As of March 31, 2026, the Company had paid cash consideration of $280,000 and issued 26,112 shares of the Company’s common stock to Nexe with an aggregate fair value of approximately of $470,000.

On November 10, 2025, the Company entered into a service agreement (the “Digital Service Agreement”) with Myviko Holding Sdn. Bhd. (“Myyiko”) to provide services related to a digital currency wallet and exchange platform, pursuant to which the Company agreed to pay a total service fee of $5,000,000. Upon execution of the Digital Service Agreement, the Company was required to pay aggregate service fees of up to $3,500,000 through a combination of cash and equity consideration, including an initial cash payment of $100,000 (or such other lawful currency, as applicable). As of March 31, 2026, the Company had paid cash consideration of $1,199,393 and issued 154,545 shares of the Company’s common stock to Myyiko, with an aggregate fair value of approximately $3,400,000.

(v)

The balance of prepaid technical support and maintenance fee consists as following:

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification. The Company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. The Service Fee includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000 per month, starting from the delivery of the first mini-game module, for the ongoing technical support for a period of five years. As of March 31, 2026, the first mini-game module has been delivered to the Company. Consequently, a total of $600,000 in prepaid technical support fees paid to OCTA through the issuance of the Company’s common stock has been recorded as a prepaid expense. As of March 31, 2026, the remaining balance of the prepaid technical support fees was $510,000, of which $390,000 was classified as non-current.

On October 29, 2024, the Company entered into a service agreement with V Gallant Sdn Bhd (“V Gallant”), a Malaysian company, to provide generative AI solutions and AI digital human technology services. On March 24, 2025, the Company entered into a supplemental agreement with V Gallant to amend the above-mentioned service agreement to require V Gallant to provide and manage GPU servers, network infrastructure, cloud integration, security measures, AI tools, and user environments to support AI cloud infrastructure. As of March 31, 2026, the Company recorded $3,000,000 as a prepaid expense for services not yet commenced. On January 6, 2026, the Company and V Gallant mutually agreed to terminate the service agreement and the related supplemental agreements with immediate effect. In connection with the termination, the parties entered into a settlement arrangement pursuant to which V Gallant agreed to compensate the Company in the amount of $5,200,000, to be satisfied through the issuance of shares of V Gallant Limited, the holding company of V Gallant, at a price of $4.00 per share. The parties also agreed to waive all other claims arising out of or in connection with the agreements, except for the settlement amount described above. As of the date of the issuance of these unaudited condensed consolidated financial statements, The shares consideration was settled (Note 19).

On October 21, 2025 and October 27, 2025, the Company entered into service agreements with WeShare Management Sdn. Bhd. (“WeShare”) and Astute All Advisory Ltd. (“Astute”), respectively, pursuant to which WeShare and Astute agreed to provide management consultancy, business strategy, and advisory services to the Company. The WeShare agreement has a two-year term beginning October 21, 2025, and the Astute agreement has a 24-month term beginning October 27, 2025. The service fees under each agreement consist of total consideration of $1,500,000, payable through the issuance of the Company’s common stock. As of March 31, 2026, the Company had issued 83,334 and 88,236 shares to Astute and WeShare, respectively (See Note 13) with an aggregate fair value of 3,000,000 as prepaid service fee. As of March 31, 2026, the remaining balance of the prepaid service fees was $2,375, 000 of which $875,000 is classified as non-current, with the remainder classified as current.

(vi)

The balance of other receivable mainly consists as following:

On May 24, 2024, the Company disposed of all of its equity interest in Foodlink and its subsidiaries Morgan for a consideration of $148,500. As of March 31, 2026, the Company has collected $30,568 from the Purchaser. As of March 31, 2026 and June 30, 2025, $117,932 estimated credit loss was recorded against other receivable.

(vii)

The balance of prepaid investment consists as following:

On February 11, 2025, TADAA Ventures, entered into a Share Purchase Agreement (“SPA”) with Amystic Commerce Sdn Bhd (“Amystic”), a private company incorporated in Malaysia. Pursuant to the SPA, TADAA Ventures will acquire 51% of the ordinary shares (“the Sale Shares”) in Tien Ming Distribution Sdn Bhd (“Tien Ming”), a private company incorporated in Malaysia principally involved in distribution of all kinds of consumer products, providing logistics and acting as traders. The purchase price for the Sale Shares is RM 5,100.00. The acquisition is part of TADAA Ventures’s commitment to invest up to RM 3,000,000.00 in the Tien Ming Distribution to support its operations and obligations to provide warehousing and fulfilment delivery services for F&N Beverages Marketing Sdn Bhd. As of March 31, 2026, the Company reviewed its investment in Tien Ming and determined to initiate the termination of the acquisition due to the Company’s lack of control and significant influence over the entity. In connection with the share buyback arrangement dated December 15, 2025, the Company had relinquished and ceased to exercise control over the management and operations of Tien Ming, and the nominee director appointed by the Company had resigned. Pursuant to the Share Buyback Letter, the shareholder loan advanced by the Company’s subsidiary to Tien Ming was converted into a third-party loan repayable by Tien Ming. In addition, pursuant to the Debt Assignment Agreement dated February 1, 2026, all rights, title, interests and benefits relating to the assigned debt amount were transferred to the Company.

As a result, the prepaid investment balance of $240,286 related to the Tien Ming acquisition was reclassified as a receivable from Tien Ming. As of the issuance date of these unaudited consolidated financial statements, the Company had not collected the outstanding balance. Based on management’s assessment of collectability, including the uncertainty surrounding repayment and the lack of recovery as of the issuance date, the Company recognized a full allowance for expected credit losses of $240,286 as of March 31, 2026.

On January 13, 2026, the Company entered into a share sale agreement (the “Share Sale Agreement”) with a third party (“Seller”) for the proposed acquisition of Tazte Technology Sdn. Bhd. (“Tazte”). On March 2, 2026, the Company and the Seller entered into a supplemental agreement to amend certain terms of the Share Sale Agreement, including arrangements for the Company to provide funding support to Tazte prior to the completion of the acquisition for the operational needs, working capital, and development of the Tazte application. Pursuant to the related loan arrangement, the funding provided to Tazte bears interest at a rate of 5% per annum. In connection with such arrangements, on March 11, 2026, the Company entered into a software enhancement agreement (“Software Enhancement Agreement”) on behalf of Tazte with a third party software developer to provide technology development and enhancement services for the Tazte Apps platform for a total contract consideration of RM11,700,000. The Company advanced approximately $1,521,245 to Tazte to fund the software development services under the agreement, including payments made on behalf of Tazte to the software developer pursuant to related financing arrangements. As of the date of the issuance of the unaudited condensed consolidated financial statements, the acquisition of Tazte was completed (Note 19).

(viii)

The balance of disposal consideration receivable consists as following:

On December 22, 2025, the Company entered into a Share Sale Agreement (“SPA”) with a third party (the “Buyer”) to dispose of its entire equity interest in Tadaa Ventures and its subsidiary Bowlcrafted. The consideration for the transaction consists of ordinary shares of Reveillon Group Limited (“Share Consideration”) with an agreed aggregate value of $1,400,000. As of the date of issuance of these unaudited condensed consolidated financial statements, the share consideration has been settled (Note 19).

In connection with the disposal, the Company recognized a gain of $1,006,730, calculated as follows:

Disposal Date
Share Consideration	$1,400,000
Less: Net assets of Tadaa Venture and Bowlcrafted	393,270
Gain from disposal of Tadaa Venture and Bowlcrafted	$1,006,730

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Beginning balance	$1,078,353	$212,053
Addition	2,709,616	846,337
Exchange rate effect	10,469	19,963
Ending balance	$3,798,438	$1,078,353

Note 6 – Prepayments

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Deposits to suppliers	$317,045	$304,771

Note 7 – Property and equipment, net

Property and equipment, net consist of the following:

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Computer and office equipment	$195,963	$184,545
Furniture and fixtures	87,699	81,551
Leasehold improvement	155,237	151,581
Subtotal	438,899	417,677
Less: accumulated depreciation	(365,532)	(308,138)
Total	$73,367	$109,539

Depreciation expense for the three and nine months ended March 31, 2026 were amounted to $12,799, and $118,188, respectively. Depreciation expense for the three and nine months ended March 31, 2025 were amounted to $27,193 and $76,361, respectively.

Note 8 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of March 31,	As of June 30,
	2026	2025
	(Unaudited)
Internal use software development	$23,980,607	$23,980,607
Less: accumulated amortization	(1,418,427)	(1,418,427)
Less: impairment	(22,562,180)	(19,517,303)
Total intangible assets, net	$-	$3,044,877

Amortization expense for the three and nine months ended of March 31, 2026 was amounted to $0. Amortization expense for the three and nine months ended of March 31, 2025 was amounted to $157,428 and $638,251, respectively.

As of March 31, 2026 and June 30, 2025, the Company recognized an impairment loss of $22,562,180 and $19,517,303 related to internal use software development. The impairment was primarily due to changes in the Company’s business strategy, which significantly reduced the expected future economic benefits associated with the affected assets. In accordance with ASC 360, the Company determined that the carrying amount of the intangible assets exceeds the estimated undiscounted future cash flows expected to result from its use, therefore, the Company recognized an impairment loss equal to the amount by which the carrying value exceeds its estimated fair value based on a discounted cash flows approach.

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

Movements in investment in marketable securities are as follows:

At fair value	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Beginning balance	$-	$171,633
Net loss recognized for the year	-	(170,817)
Disposal	-	(816)
Closing balance	$-	$-

For the three and nine months ended March 31, 2026, the Company did not recognized any unrealized gain/loss on marketable equity security. For the three and nine months ended March 31, 2025, unrealized loss on marketable equity securities were $501,848 and $169,183, respectively.

Note 10 – Loans and notes

Insurance loan

In February 2024, the Company entered into loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 1”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. In December 2024, the remaining balance of Insurance loan had been paid in full.

In February 2025, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 2”) of $56,669 with interest rate of 10.0 % to be due in ten equal monthly instalments of $5,929. As of March 31,2026 and June 30, 2025, the outstanding balance Insurance loan 2 were $0 and $40,490.

In February 2026, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 3”) of $61,731 with interest rate of 9.7% to be due in ten equal monthly instalments of $6,451. As of March 31,2026 and June 30, 2025, the outstanding balance Insurance loan 3 were $55,779 and   $0.

The funds from Insurance Loan 1,2, and 3were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 5.

For the three and nine months ended March 31,2026, interest expenses pertained to the insurance loans amounted to $500 and $1,217, respectively. For the three and nine months ended March 31,2025, interest expenses pertained to the insurance loan amounted to $469 and $1,534, respectively.

Note 11 – Other payables and accrued liabilities

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Accrued professional fees (i)	$1,124,316	$402,759
Accrued payroll	67,760	33,635
Accrued interest	2,791	2,661
Payables to merchant from ZCITY platform (ii)	172,310	169,790
Provision for share-based compensation adjustment (iii)	2,726,545	2,726,545
Provision for fixed value equity awards (iv)	384,553	-
Others	89,257	109,539
Total other payables and accrued liabilities	$4,567,532	$3,444,929

(i)	Accrued professional fees

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

The balance of provision for fixed value equity award represented the cumulative compensation cost recognized for fixed dollar awards that have been earned by employees through service rendered but have not yet been settled in shares as of March 31, 2026 (See Note 13).

Note 12 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of March 31, 2026	As of June 30, 2025
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Equipment rental deposit	$14,817	$13,723

Other payables, related parties

Name of Related Party	Relationship	Nature	As of March 31, 2026	As of June 30, 2025
			(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	494	494

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of March 31, 2026 and June 30, 2025, such loan has an outstanding balance of $0 and $5,134.

The interest expense was $173 and $414 for the three and nine months ended March 31, 2026, respectively. The interest expense was $307 and $630 for the three and nine months ended March 31, 2025, respectively.

Related party transactions

Operating expenses from related parties

			For the Three Months Ended		For the Nine Months Ended
			March 31,		March 31,
Name of Related Party	Relationship	Nature	2026	2025	2026	2025
			(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense	-	494	-	7,864
Total			$-	$494	$-	$7,864

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

As of March 31, 2026, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678 shares of common stock which sell through or to the Manager.

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

As of March 31, 2026, Alumni Capital had purchased approximately $18.8 million worth of the Company’s common stock, totaling 644,956 shares.

As of June 30, 2025, Alumni Capital had purchased approximately $11.7 million worth of the Company’s common stock, totaling 158,184 shares.

Common stock issued under subscription agreement

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement 1”) with certain investors (the “Investors 1”). Pursuant to the Subscription Agreement 1, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) in exchange for 3,567 shares of the Company’s common stock (the “Offered Shares”), with a par value of $0.00001 per share, at a negotiated purchase price of $330 per share (the “Offering”). As of March 31, 2026 and June 30, 2025, the Company had issued all 3,567 shares to the Investors for total consideration of $1,177,000.

On October 7, 2025, the Company entered into subscription agreements (the “Subscription Agreement 2”) with two investors (“Investors 2”) for the purchase of 17,242 shares of the Company’s common stock for aggregate cash consideration of $400,000. As of March 31, 2026, the Company issued all 17,242 shares to the Investors 2 for total consideration of $400,000.

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

The Company has sole discretion to choose whether to make the payment in cash and/or the equivalent value in the Company’s common stock. On September 20, 2024, the Company issued 2,000 shares of its common stock equivalent to $1,380,000 to CLSB for software development. Upon completion of the software development, the Company will make the remaining payment of $620,000 in cash and/ or the equivalent value in the Company’s common stock. As of March 31, 2026 and June 30, 2025, the Company has offset $620,000 of the Collaboration deposits balance to CLSB against the remaining payment.

-	Octagram Investment Limited

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification. The company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On March 25, 2025, the Company and OCTA amended the Partnership Agreement to increase the total service fee to $6,500,000, to be settled by issuing shares of the Company at a price equal to the volume-weighted average price (VWAP) over the thirty (30) trading days immediately preceding the payment date, or such other price as may be mutually agreed. As of March 31, 2026, and June 30, 2025, the Company had issued 7,462 shares of its common stock to OCTA at a weighted average price of $565.0 per share.

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

On March 28, 2025, the Company and VGallant amended the Agreement to clarify the payment structure and to reflect the valuation of shares more accurately. Under the amended terms, the Company has sole discretion to settle the service fees in cash and/or through the issuance of shares. The fees are to be paid in two tranches: (i) a down payment of $8,000,000 upon execution of the Agreement, and (ii) the remaining $8,000,000 in twelve equal monthly installments commencing January 31, 2025. If paid in shares, the number of shares issued shall be based on the volume-weighted average price (VWAP) of the Company’s shares over the thirty (30) trading days immediately preceding the payment date or as otherwise mutually agreed. As of March 31, 2026 and June 30, 2025, the Company had issued 21,523 shares of its common stock to V Gallant at a weighted average price of $548.8 per share.

-	Myviko Holding Sdn. Bhd.

On November 10, 2025, the Company entered into a service agreement (the “Digital Service Agreement”) with Myviko Holding Sdn. Bhd. (“Myyiko”) to provide services related to a digital currency wallet and exchange platform, pursuant to which the Company agreed to pay a total service fee of $5,000,000. Upon execution of the Digital Service Agreement, the Company was required to pay aggregate service fees of up to $3,500,000 through a combination of cash and equity consideration, including an initial cash payment of $100,000 (or such other lawful currency, as applicable). As of March 31, 2026, the Company had paid cash consideration of $1,199,393 and issued 154,545 shares of the Company’s common stock to Myyiko, with an aggregate fair value of approximately $3,400,000.

-	Nexe Cloud Limited.

On October 22, 2025, the Company entered into an agreement with Nexe Cloud Limited (the “Nexe”), pursuant to which Nexe agreed to sell and deliver an AI server to the Company for a total purchase price of $750,000. Under the agreement, Nexe is responsible for supplying the AI server and related documentation, while the Company is responsible for inspection, installation, and integration of the server into its operations. The purchase price consists of $280,000 payable in cash and the remaining balance of $470,000 to be satisfied through the issuance and allotment of the Company’s common stock. As of March 31, 2026, the Company had paid cash consideration of $280,000 and issued 26,112 shares of the Company’s common stock to Nexe with an aggregate fair value of $470,000.

Warrants

-	Issuance of Alumni Capital warrants

In consideration for Alumni Capital’s execution and performance under the Purchase Agreement, the Company issued to Alumni Capital a purchase warrant dated October 10, 2024 (the “Purchase Warrant”), with a term of three (3) years, to purchase a number of shares of common stock equal to ten percent (10%) of the Commitment Amount divided by the applicable exercise price. The exercise price per share is determined as follows: (i) with respect to the first $600,000 of shares exercised, the exercise price (the “First Exercise Price”) is calculated by dividing $5,000,000 by the total number of outstanding shares of the Company’s common stock as of the applicable exercise date; and (ii) with respect to the remaining $4,400,000 of shares exercised, the exercise price (the “Second Exercise Price”) is calculated by dividing $8,500,000 by the total number of outstanding shares of the Company’s common stock as of the applicable exercise date. The Purchase Warrant is exercisable on a cashless basis if, at any time, there is no effective registration statement registering, or no current prospectus available for, the resale of the underlying shares.

As of March 31, 2026, Alumni Capital had purchased approximately $18.8 million worth of the Company’s common stock, totaling 644,956 shares. In connection with these purchases, as of March 31, 2026, the Company had outstanding warrants held by Alumni Capital to purchase up to 477,540 shares of the Company’s common stock (as adjusted, and subject to further adjustment), at a weighted-average exercise price of $5.07 per share (as adjusted, and subject to further adjustment), which expire on October 10, 2027. Both the exercise price and the number of shares issuable upon exercise of the warrant (as adjusted, and subject to further adjustment) are determined based on the contractual arrangement described above, whereby the exercise price is calculated using a fixed valuation of $8,500,000 divided by the number of outstanding shares at the time of exercise. The Purchase Warrants are being classified as liability instrument in accordance with ASC 480 as the Company will be issuing a variable number of shares upon exercised by the holders of the Purchase Warrants, and at inception, the obligation’s monetary value is based solely on a fixed monetary amount of $5,000,000 known at inception.

The Company records the fair value of the Purchase Warrants as a derivative liability at inception and recognized the changes in the values of these instruments in the unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”. For the three months ended March 31, 2026 and 2025, the gain from change in fair value of derivative liabilities amounted to $1,183,478 and $1,781,758, respectively. For the nine months ended March 3, 2026 and 2025, the gain from change in fair value of derivative liabilities amounted to $5,400,218 and $1,781,758, respectively.

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

The fair value of the warrants issued to Alumni Capital which was determined on March 31, 2026 by using the Black Scholes model using the following assumptions: (1) expected volatility of 177.6%, (2) risk-free interest rate of 3.74%, (3) expected life of 1.5 years, (4) exercise price of $5.07 and (5) stock price of $3.56 on March 31, 2026. Based on above assumption, the fair value of the warrants was estimated to be $1,165,795.

Warrants outstanding as of March 31, 2026 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2024	1	$357,140	3.1
Granted	13,034	90	2.6
Adjustment*	19,961	(55.8)
Exercised	(9,812)	38.6	-
Outstanding at June 30, 2025	23,184	34.2	2.3
Granted	363,732	6.7	1.8
Adjustment*	389,947	(3.2)
Exercised	(299,323)	5.6
Outstanding at March 31, 2026 (Unaudited)	477,540	$5.1	1.6

*	Adjustment reflects the change in the number of shares issuable under the Purchase Warrant issued to Alumni Capital due to the contractual pricing mechanism based on outstanding shares. Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the warrants will be adjusted proportionally

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

Upon exercise of above-mentioned warrants, the Company reduced the fair value of Alumni Capital warrants and increased the additional paid in capital by $4,614,985 and $249,424 for the nine months ended March 31, 2026, and for the year ended June 30, 2025, respectively.

Stock-based compensation

-	Restricted stock

In October 2025, the Company adopted its 2025 Equity Incentive Plan (“EIP”) to attract, retain, and motivate key employees, officers, directors, and consultants by providing equity-based incentives aligned with the interests of the Company’s stockholders.

As of March 31, 2026, the Company had executed various executive employment agreements (the “Employment Agreements”) with certain individuals, pursuant to which such individuals were appointed as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for a period of 12 or 24 months, with stock compensation for subsequent years contingent upon performance.

The 2025 EIP provides for the grant of restricted stock awards (“Restricted Stock Awards”) to certain officers and key employees. Restricted Stock Awards generally vest either immediately or over 12 to 24 months service period, on a straight-line basis.  As of March 31, 2026, 36,279 shares of the Company’s common stock issued pursuant to Restricted Stock Awards are legally issued and outstanding on the grant date but are subject to service-based vesting conditions. For certain awards, shares vest ratably over 12 months and only the unvested portion is subject to forfeiture upon termination. For other awards, all shares remain subject to forfeiture until completion of a 24-month service requirement.

The grant-date fair value of Restricted Stock Awards is determined based on the closing market price of the Company’s common stock on the date of grant.

The Company’s Restricted Stock Award activity for the nine months ended March 31, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of June 30, 2025	-	$-
Granted	36,279	17.69
Vested	(26,083)	18.28
Forfeited	-	-
Outstanding as of March 31, 2026 (Unaudited)	10,196	$16.18

-	Fixed Value Equity Awards

The Company issues fixed value equity awards to certain employees as a part of their compensation package. These awards are accounted for as liability classified awards under ASC 718 — Stock Compensation. Fixed value equity awards granted have service-based conditions only and vest monthly over the service period. These awards represent a fixed dollar amount settled in a variable number of shares determined at each vesting period. For the nine months ended March 31, 2026, 23,478 shares of the Company’s common stock were issued to employees in settlement of portion such liabilities. As of March 31, 2026, $248,818 was recorded in other payables and accrued liabilities, representing the unpaid portion of the outstanding awards.

On August 1, 2025, the Company entered into a consultant service agreement (“Consultant Service Agreement”)_ with a third party (“Consultant”) to provide strategic advisory services. As amended on November 1, 2025, the Consultant is entitled to monthly compensation of $25,000, payable partly in cash and partly in the Company’s common stock. The stock-based portion represents a fixed dollar amount settled in a variable number of shares determined based on the thirty-day volume-weighted average price preceding month-end. For the nine months ended March 31, 2026, 2,918 shares of the Company’s common stock were issued to Consultant in settlement of portion of such liabilities. As of March 31, 2026, $135,735 was recorded in other payables and accrued liabilities, representing the unpaid portion of the outstanding awards.

The Company evaluated the fixed value equity awards arrangement under ASC 718 and determined that the award represents a liability-classified share-based payment because it is a fixed monetary obligation to be settled in a variable number of shares. In accordance with ASC 718-10-35-1, liability-classified awards are remeasured at fair value at each reporting date. However, because the obligation is fixed in monetary terms, the fair value of the liability equals the amount of compensation earned for services rendered to date.

For the three and nine months ended March 31, 2026, the Company recognized $251,196 and $1,138,423 in stock-based compensation expense, respectively.

For the three and nine months ended March 31, 2025, the Company recognized $70,000 and $210,000 in stock-based compensation expense, respectively.

Common stock issued for prepaid consulting fee

On October 21, 2025 and October 27, 2025, the Company entered into service agreements with WeShare Management Sdn. Bhd. (“WeShare”) and Astute All Advisory Ltd. (“Astute”), respectively, pursuant to which WeShare and Astute agreed to provide management consultancy, business strategy, and advisory services to the Company. The WeShare agreement has a two-year term beginning October 21, 2025, and the Astute agreement has a 24-month term beginning October 27, 2025. The service fees under each agreement consist of total consideration of $1,500,000, payable through the issuance of the Company’s common stock. As of March 31, 2026, the Company had issued 83,334 and 88,236 shares to Astute and WeShare, respectively with an aggregate fair value of $1,500,000 for each agreement.

Note 14 – Income taxes

The United States and foreign components of (loss) income before income taxes were comprised of the following:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$(1,827,101)	$1,368,933	$(5,190,931)	$362,733
- Foreign – Malaysia	(444,127)	(108,968)	(2,224,064)	(264,976)
(Loss) income before income tax	$(2,271,228)	$1,259,965	$(7,414,995)	$97,757

The provision for income taxes consisted of the following:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local – United States	$50,000	$-	$150,000	$20,831
- Foreign – Malaysia	-	-	-	-
Provision for income tax	$50,000	$-	$150,000	$20,831

United States of America

TGL was incorporated in the State of Delaware and is subject to the tax laws of the United States of America. As of March 31, 2026, the operations in the United States of America incurred $22,619,329 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2023. The deferred tax valuation allowance as of March 31, 2026 and June 30, 2025 were $4,750,059 and $3,270,173, respectively.

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

For the three and nine months ended March 31, 2026 and 2025, the Company’s foreign subsidiaries did not generate any income that is subject to Subpart F tax and GILTI tax.

Malaysia

TADAA Technologies and TADAA Ventures are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of March 31, 2026, the operations in the Malaysia incurred $24,743,733 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax valuation allowance as of March 31, 2026 and June 30, 2025 were $5,938,496 and $5,404,721, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$4,750,059	$3,270,173
Net operating loss carry forwards in Malaysia	5,938,496	5,404,721
Allowance for credit losses	958,984	261,186
Gain from disposal of subsidiaries	(211,413)	-
Long-live assets impairment	4,738,058	4,098,634
Change in fair value of derivative liabilities	(1,515,599)	(381,553)
Less: valuation allowance*	(14,658,585)	(12,653,161)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $2,005,424 and $69,954 for the nine months ended March 31, 2026 and 2025, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2026 and June 30, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the nine months ended March 31, 2026 and 2025

Note 15 – Concentrations of risks

(a)	Major customers

For the three and nine months ended March 31, 2026, no customer accounted for 10.0% or more of the Company’s total revenues.

For the three months ended March 31, 2025, one customer accounted for approximately 90.4% of the Company’s total revenues.

For the nine months ended March 31, 2025, two customers accounted for approximately 51.3% and 25.2% of the Company’s total revenues.

As of March 31, 2026, two customers accounted for approximately 76.8% and 22.5% of the total balance of accounts receivable, respectively. As of June 30, 2025, one customer accounted for approximately 92.3% of the total balance of accounts receivable, respectively.

(b)	Major vendors

For the three months ended March 31, 2026, one vendors accounted for approximately 98.2% of the Company’s total purchases.

For the nine months ended March 31, 2026, one vendor accounted for approximately 94.9% of the Company’s total purchases.

For the three months ended March 31, 2025, two vendors accounted for approximately 72.2% and 27.8% of the Company’s total purchases.

For the nine months ended March 31, 2025, three vendors accounted for approximately 45.5%, 33.5% and 19.6% of the Company’s total purchases.

As of March 31, 2026, three vendor accounted for approximately 46.7%, 20.9%, and 15.2% of the total balance of accounts payable. As of June 30, 2025, three vendors accounted for approximately 46.7%, 20.9%, and 15.1% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2026 and June 30, 2025, $2,912,532 and $236,657 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, $2,366,769 and $31,115 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Note 16 – Leases

As of March 31, 2026 and June 30, 2025, the Company has engaged in multiple offices leases which were classified as operating leases. The Company occupies various offices under operating lease agreements with a term shorter than twelve months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

Operating lease expense for the three and nine months ended March 31, 2026 were $28,195, and $42,097, respectively.

Operating lease expense for the three and nine months ended March 31, 2025 were $0, and $18,550, respectively.

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

The accounting policies applied to each segment are consistent with those described in the summary of significant accounting policies. The CODM evaluates the performance of reportable segments and allocates resources primarily based on segment profit (loss). Segment profit (loss) represents segment revenue less directly attributable and allocated cost of revenue and operating expenses. Segment profit (loss) is the sole measure used by the CODM and is determined in a manner consistent with the measurement principles used in preparing the consolidated financial statements in accordance with ASC 280-10-50-28A. The CODM does not evaluate the performance of segments using asset information. As such, the Company does not allocate assets to its reportable segments. Intersegment sales and transfers are accounted for as if the transactions were made with third parties, using current market prices.

The Company’s reportable segments represent strategic business units that offer different products and services and are managed separately due to their distinct operational and marketing requirements.

The following tables summarize the Company’s segment information for the three months ended March 31, 2026 and 2025 and for the nine months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$1,500,907	$-	$1,500,907

Less:
Cost of revenue	1,494,492	-	1,494,492
Advertising	34,705	-	34,705
Payment transaction fee	15,905	-	15,905
Other marketing expense	62	-	62
Salaries	202,518	-	202,518
Gain from disposal of subsidiaries	(1,006,730)	-	(1,006,730)
Provision for credit loss	1,406,333	-	1,406,333
Depreciation and amortization	25,746	-	25,746
Office expense	34,759	-	34,759
Research and development	78,892	-	78,892
Interest expense	84	-	84
Segment loss	(785,859)	-	(785,859)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			2,125,379
D&O insurance			12,104
Stock based compensation			251,196
Other corporate expenses			280,167
Gain from change in fair value of derivative liabilities			(1,183,478)
Net loss before income taxes			$(2,271,228)

	For the Three Months Ended March 31, 2025 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$63,915	$602,606	$666,521

Less:
Cost of revenue	46,346	133,892	180,238
Segment gross profit	$17,569	$468,714	486,283

Less:
Advertising	2,894	-	2,894
Payment transaction fee	2,575	-	2,575
Other marketing expense	2,496	-	2,496
Salaries	80,155	-	80,155
Depreciation and amortization	69,125	115,467	184,592
Office expense	1,774	2,964	4,738
Research and development	5,343	-	5,343
Unrealized holding loss on marketable securities	501,848	-	501,848
Interest expense	230	385	615
Segment (loss) income	(648,871)	349,898	(298,973)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			58,174
D&O insurance			11,329
Stock based compensation			70,000
Other corporate expenses			83,317
Change in fair value of derivative liabilities			(1,781,758)
Net income before income taxes			$1,259,965

	For the Nine Months Ended March 31, 2026 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$2,764,426	$-	$2,764,426

Less:
Cost of revenue	2,755,818	-	2,755,818
Advertising	65,540	-	65,540
Payment transaction fee	29,943	-	29,943
Other marketing expense	734	-	734
Long-live assets impairment	3,044,877	-	3,044,877
Gain from disposal of subsidiaries	(1,006,730)		(1,006,730)
Provision for credit loss	2,735,181	699,560	3,434,741
Salaries	529,644	-	529,644
Depreciation and amortization	155,361	-	155,361
Office expense	79,786	-	79,786
Research and development	881,536	-	881,536
Interest expense	1,042	-	1,042
Segment loss	(6,508,306)	(699,560)	(7,207,866)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			3,458,037
D&O insurance			45,439
Stock based compensation			1,138,423
Other corporate expenses			965,448
Gain from change in fair value of derivative liabilities			(5,400,218)
Net loss before income taxes			$(7,414,995)

	For the Nine Months Ended March 31, 2025 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$573,184	$602,606	$1,175,790

Less:
Cost of revenue	159,492	133,892	293,384
Segment gross profit	$413,692	$468,714	882,406

Less:
Advertising	97,597	-	97,597
Payment transaction fee	16,347	-	16,347
Other marketing expense	11,437	-	11,437
Salaries	451,877	-	451,877
Depreciation and amortization	617,510	115,467	732,977
Office expense	41,662	2,964	44,626
Research and development	85,688	-	85,688
Unrealized holding loss on marketable securities	169,183	-	169,183
Interest expense	2,598	385	2,983
Segment loss	(1,080,207)	349,898	(730,309)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			547,748
D&O insurance			48,368
Stock based compensation			210,000
Other corporate expenses			147,575
Change in fair value of derivative liabilities			(1,781,758)
Net loss before income taxes			$97,757

Other Significant Items:

	For the nine months Ended March 31, 2026 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$1,044,862	$-	$1,044,862

	For the nine months Ended March 31, 2025 (Unaudited)
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$4,547	$-	$4,547

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

Note 19 – Subsequent Events

In connection with the settlement pursuant to the Share Purchase Agreement (“SPA”) (Note 5) relating to the disposal of TADAA Ventures and its subsidiary to a third party, on April 6, 2026, 700,000 ordinary shares of Reveillon Group Limited, valued at approximately $1.4 million, were transferred to an escrow agent pursuant to the agreed arrangements. As of the date of issuance of these consolidated financial statements, the shares remain held in escrow and have not been transferred to the Company.

In connection with the settlement agreement with V Gallant Limited to terminate the service agreement (Note 5), on April 6, 2026, 1,300,000 ordinary shares of V Gallant Limited, valued at approximately $5.2 million, were transferred to an escrow agent pursuant to the agreed arrangements. As of the date of issuance of these consolidated financial statements, the shares remain held in escrow and have not been transferred to the Company.

On April 23, 2026, the Company obtained full control of TAZTE pursuant to the Share Sale Agreement (Note 5) entered into on January 13, 2026, as subsequently amended, and TAZTE became a wholly owned subsidiary of the Company effective April 23, 2026.

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

-	TADAA Technologies Operation

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

-	Customized Software development service

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

On February 11, 2025, we signed a share purchase agreement to acquire a 51% stake in Tien Ming Distribution Sdn Bhd to expand FMCG fulfilment and logistics capabilities. The transaction is expected to be terminated following the lack of control or significant influence over Tien Ming Distribution Sdn Bhd and no business combination was recognized for the nine months ended March 31, 2026.

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

On March 22, 2024, We entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright& Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, we intend to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the our common stock at the Market Offering. As of March 31, 2026, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of March 31, 2026, Alumni Capital has purchased aggregated total of 644,956 shares of our common stock, while we received an aggregated net proceed of approximately $18.8 million.

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

-	Business Development

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

On January 13, 2026, we entered into a share sale agreement (the “Share Sale Agreement”) for the proposed acquisition of Tazte Technology Sdn. Bhd. (“Tazte”). On January 28, 2026, we entered into a loan agreement with Tazte pursuant to which we agreed to provide funding support to Tazte for its operational needs, working capital, and development of the Tazte application, with interest accruing at a rate of 5% per annum. On February 3, 2026, the parties entered into a supplemental agreement to amend certain terms of the loan agreement, including revising the loan to be interest-free during the acquisition period. On March 2, 2026, the parties entered into a supplemental agreement to amend certain terms of the Share Sale Agreement, including arrangements for us to continue providing funding support to Tazte prior to the completion of the acquisition for the operational needs, working capital, and development of the Tazte application. On March 11, 2026, we entered into a Software Enhancement Agreement on behalf of Tazte with Apexcode Innovations Sdn. Bhd. to provide technology development and enhancement services for the Tazte Apps platform for a total contract consideration of RM11,700,000. In connection therewith, we advanced approximately $1,521,245 to Tazte to fund the software development services under the agreement, including payments made on behalf of Tazte to the software developer pursuant to related financing arrangements. As of March 31, 2026, and through the date of issuance of these unaudited condensed consolidated financial statements, the acquisition of Tazte had not been completed.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as March 31, 2026, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of March 31, 2026, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2025	2025	2025	2025	2026
Number of new registered user (1)	1,467	88	517	507	536
Number of active users (2)	10,647	4,887	4,378	4,799	2,926
Number of new participating merchants	1,467	-	-	-	-

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2025	2025	2025	2025	2026
Accumulated registered users	2,707,965	2,708,053	2,708,570	2,709,077	2,709,613
Accumulated Participating merchants	2,027	2,027	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of March 31, 2026. As of March 31, 2026, we recorded 2,709,613 registered users and 2,926 active users on the ZCITY platform. On average, our registered user base has grown by approximately 0.02% over the past five quarters, while our active user numbers have experienced an average decrease of 29.0%.

The decline in growth of registered users and active users over the past five quarters, as of March 31, 2026, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of March 31, 2026 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
January 1, 2025	March 31, 2025	2,707,965	10,647	0.4%
April 1, 2025	June 30, 2025	2,708,053	4,887	0.2%
July 1, 2025	September 30, 2025	2,708,570	4,378	0.2%
October 1, 2025	December 31, 2025	2,709,077	3,754	0.1%
December 31, 2025	March 31, 2026	2,709,613	3,462	0.1%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of March 31, 2026 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
January 1, 2025	March 31, 2025	10,647	1,467	9,180	57.8%	42.2%
April 1, 2025	June 30, 2025	4,887	88	4,799	54.9%	45.1%
July 1, 2025	September 30, 2025	4,378	517	3,861	21.0%	79.0%
October 1, 2025	December 31, 2025	3,754	507	3,247	25.8%	74.2%
December 31, 2025	March 31, 2026	3,462	536	2,926	22.1%	77.9%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the three months ended March 31, 2026 and 2025

Revenue

Our breakdown of revenues by categories for the three months ended March 31, 2026 and 2025, respectively, is summarized below:

	For the Three Months Ended March 31,				Change
	2026	%	2025	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$1,492,796	99.5%	$28,594	4.3%	5,120.7%
Transaction revenue	8,111	0.5%	35,321	5.3%	(77.0)%
Customized software development service	-	-%	602,606	90.4%	(100.0)%
Total revenues	$1,500,907	100.0%	$666,521	100.0%	125.2%

Total revenues increased by approximately $0.8 million, or 125.2%, to approximately $1.5 million for the three months ended March 31, 2026, from approximately $0.7 million for the same period in 2025, primarily attributable to an increase in product and loyalty program revenue, offset by a decrease in transaction revenue and the absence of customized software development service revenue for the three months ended March 31, 2026, compared to approximately $0.6 million recognized for the same period in 2025.

Product and loyalty program revenue

Product revenue was generated from sales of e-vouchers, healthcare products, and other products through our ZCITY platform, while loyalty program revenue was recognized upon redemption of previously earned reward points or upon expiration of such points. Product and loyalty program revenue increased by approximately $1.5 million, or 5,120.7%, to approximately $1.5 million for the three months ended March 31, 2026, from approximately $0.0 million for the same period in 2025. The increase was attributable to higher demand for our e-voucher products, resulting in a significant increase in sales volume.

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

Our transaction revenue decreased by 77.0% to approximately $8,000 for the three months ended March 31, 2026, compared to approximately $35,000 for the same period in 2025. The decline attributable to lower usage by merchants on our ZCITY platform and reduced transaction volume resulting from fewer successful referrals through our partnership with CLSB..

Customized software development services

During the fiscal year ended March 31, 2025, the Company initiated a new revenue stream by offering customized software development services, primarily targeting enterprise clients. In January 2025, the Company entered into a service partnership with Reveillon Group Limited to design, develop, and implement a comprehensive digital system, including integrated modules to enhance administrative processes, data analysis, and user engagement. The project is designed with scalability and customization to support long-term performance and evolving business needs, and is expected to be completed within 12 months from the commencement date.

No revenue from customized software development services was recognized for the three months ended March 31, 2026.

Cost of revenue

Our breakdown of cost of revenue by categories for the three months ended March 31, 2026, and 2025, respectively, is summarized below:

	For the Three Months Ended March 31,		Change
	2026	2025	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$1,494,492	$46,346	3,124.6%
Customized software development service	-	133,892	(100.0)%
Total cost of revenue	$1,494,492	$180,238	729.2%

Cost of revenue primarily consists of purchases of gift cards or “E-voucher” PIN codes, and healthcare products, which are directly attributable to our product revenue. Total cost of revenue increased by approximately $1.5 million, or 729.2%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was mainly due to increase of product and loyalty program revenue and higher product cost.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross loss	$(1,696)	$(17,752)	$16,056	90.4%
Gross margin	(0.1)%	(62.1)%	(62.0)%

Transaction revenue
Gross profit	$8,111	$35,321	$(27,210)	(77.0)%
Gross margin	100.0%	100.0%	-%

Customized software development service revenue
Gross (loss) profit	$-	$468,714	$(468,714)	100%
Gross margin	-%	77.8%	(77.8)

Total
Gross profit	$6,415	$486,283	$(479,868)	(98.7)%
Gross margin	0.4%	73.0%	(72.5)%

Our gross profit for the three months ended March 31, 2026 was approximately $6,000, compared to approximately $0.5 million for the same period in 2025, representing a decrease of approximately $0.5 million, or 98.7%. Our gross margin decreased to approximately 0.4% for the three months ended March 31, 2026 from approximately 73.0% for the same period in 2025.

The decrease in gross profit and gross margin was primarily attributable to the absence of customized software development service revenue, which contributed approximately $0.5 million of gross profit in the prior year period, as well as a decrease in gross profit from transaction revenue.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $51,000 and $8,000 for the three months ended March 31, 2026 and 2025, respectively, representing a increase of approximately $42,000 or 536.2%. The increase was mainly attributable to increase of marketing and promotion expense related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the three months ended March 31, 2026 and 2025, we incurred approximately $13,000 and $3,000, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers.

General and administrative expenses

General and administrative expenses amounted to approximately $3.8 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, representing an increase of approximately $3.2 million, or 722.2%. The increase was primarily attributable to increased administrative expenses of approximately $2.2 million, including salary expense, and professional service fees to support the Company’s operations, as well as an approximately $1.4 million increase in allowance for credit losses mainly related to an increase in estimated credit losses against certain other receivables.

Research and development expenses

Research and development expense amounted to approximately $79,000 and $5,000 for the three months ended March 31, 2026 and 2025, respectively, representing 1,376.5% increase as we incurred more spending in A.I related infrastructure development. The increase primarily reflects costs for software engineering, cloud infrastructure and GPU-related development supporting the live-streaming/AI program described in “Business Development.”.

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $0.3 million and $70,000 for the three months ended March 31, 2026, and 2025, respectively. The stock-based compensation incurred for the three months ended March 31, 2026 and 2025, was related to compensation paid to our executive officers and other employees as part of their compensation plan and third party for professional service.

Other income, net

Other income, net, amounted to approximately $1.9 and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. This change was primarily attributable to (i) a decrease in unrealized loss of approximately $0.5 million on marketable securities as the marketable securities were disposed during the year ended June 30, 2025, and (ii) an increase of gain from disposal of subsidiaries of approximately $1.0 million, offset by (a) an decrease in gain from the change in fair value of derivative liabilities of approximately $0.6 million from issuance of warrant in connection with the Share Purchase Agreement, and (b) approximately $0.3 million loss from disposal of equipment.

Provision for income taxes

Provision for income taxes amounted to approximately $50,000 and $0 for the three months ended March 31, 2026 and 2025. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the three months ended March 31, 2026 and 2025, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

We generated net loss of approximately $2.3 million for the three months ended March 31, 2026 and net income of approximately $1.3 million for the three months ended March 31, 2025, representing a change of approximately $3.4 million. The change was primarily attributable to the factors discussed above.

For the nine months ended March 31, 2026 and 2025

Revenue

Our breakdown of revenues by categories for the nine months ended March 31, 2026 and 2025, respectively, is summarized below:

	For the Nine months Ended March 31,				Change
	2026	%	2025	%	%
	(Unaudited)		(Unaudited)
Product and loyalty program revenue	$2,752,732	99.6%	$378,598	32.2%	627.1%
Transaction revenue	11,694	0.4%	106,879	9.1%	(89.1)%
Member subscription revenue	-	-%	87,707	7.5%	(100.0)%
Customized software development service revenue	-	-%	602,605	51.3%	(100.0)%
Total revenues	$2,764,426	100.0%	$1,175,790	100.0%	135.1%

Total revenues increased by approximately $1.6 million, or 135.1%, to approximately $2.8 million for the nine months ended March 31, 2026, from approximately $1.2 million for the same period in 2025. The increase was attributable to a increase in product and loyalty program revenue, offset by decreases in transaction revenue, member subscription revenue, and customized software development service revenue.

Product and loyalty program revenue

Product revenue was generated from sales of e-vouchers, healthcare products, and other products through our ZCITY platform, while loyalty program revenue was recognized upon redemption of previously earned reward points or upon expiration of such points. Product and loyalty program revenue increased by approximately $2.4 million, or 627.1%, to approximately $2.8 million for the nine months ended March 31, 2026, from approximately $0.4 million for the same period in 2025. The increase was primarily attributable to higher demand for our e-voucher products, resulting in increase in sales volume.

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

Transaction revenue decreased by approximately $0.1 million, or 89.1%, to approximately $12,000 for the nine months ended March 31, 2026, compared to approximately $0.1 million for the same period in 2025. The decrease was attributable to lower usage by merchants on our ZCITY platform and reduced transaction volume resulting from fewer successful referrals through our partnership with CLSB.

Member subscription revenue

Member subscription revenue primarily consists of fees charged to customers who subscribe to Zmember, our membership program offering exclusive savings, bonuses, and referral rewards. For the nine months ended March 31, 2026, member subscription revenue decreased to $0, from approximately $0.1 million for the same period in 2025. The decrease was primarily due to a slowdown in acquiring new customers participating in the Zmember program. As of March 31, 2026 and June 30, 2025, we had 27,620 customers subscribed to our Zmember program.

Customized software development services

During the fiscal year ended March 31, 2025, the Company initiated a new revenue stream by offering customized software development services, primarily targeting enterprise clients. In January 2025, the Company entered into a service partnership with Reveillon Group Limited to design, develop, and implement a comprehensive digital system, including integrated modules to enhance administrative processes, data analysis, and user engagement. The project is designed with scalability and customization to support long-term performance and evolving business needs, and is expected to be completed within 12 months from the commencement date.

No revenue from customized software development services was recognized for the nine months ended March 31, 2026.

Cost of revenue

Our breakdown of cost of revenue by categories for the nine months ended March 31, 2026, and 2025, respectively, is summarized below:

	For the Nine months Ended March 31,		Change
	2026	2025	%
	(Unaudited)	(Unaudited)
Product and loyalty program revenue	$2,755,818	$159,492	1,627.9%
Customized software development service revenue	-	133,892	(100.0)%
Total cost of revenue	$2,755,818	$293,384	839.3%

Cost of revenue primarily consists of purchases of gift cards or “e-voucher” PIN codes and healthcare products, which are directly attributable to our product revenue. Total cost of revenue increased by approximately $2.5 million, or 839.3%, to approximately $2.8 million for the nine months ended March 31, 2026, from approximately $0.3 million for the same period in 2025. The increase was primarily attributable to increase in product and loyalty program revenue, as well as higher product cost.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Nine months Ended March 31, 2026	For the Nine months Ended March 31, 2025	Change	Percentage Change
	(Unaudited)	(Unaudited)
Product and loyalty program revenue
Gross profit	$(3,086)	$219,106	$(222,192)	(101.4)%
Gross margin	(0.1)%	57.9%	(58.0)%

Transaction revenue
Gross profit	$11,694	$106,879	$(95,185)	(89.1)%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$-	$87,707	$(87,707)	(100.0)%
Gross margin	-%	100.0%	(100.0)%

Customized software development service revenue
Gross loss	$-	$468,714	(468,714)	(100.0)%
Gross loss margin	-%	77.8%	(77.8)%

Total
Gross profit	$8,608	$882,406	$(873,798)	(99.0)%
Gross margin	0.3%	75.0%	(74.7)%

Our gross profit for the nine months ended March 31, 2026 was approximately $9,000, compared to approximately $0.9 million for the same period in 2025, representing a decrease of approximately $0.9 million, or 99.0%. Our gross margin decreased to approximately 0.3% for the nine months ended March 31, 2026 from approximately 75.0% for the same period in 2025.

The decrease in gross profit and gross margin was primarily attributable to the absence of customized software development service revenue and member subscription revenue, which contributed approximately $0.6 million of gross profit in the prior year period.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $96,000 and $125,000 for the nine months ended March 31, 2026 and 2025, respectively, representing a decrease of approximately $29,000 or 23.3%. The decrease was mainly attributable to decrease in marketing and promotion expense related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the nine months ended March 31, 2026 and 2025, we incurred approximately $15,000 and $33,000, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers. The decrease in marketing and promotion expenses was primarily driven by our strategic goal to optimize the promotional activities, enhance our cost effectiveness, and increase profitability in our operations.

General and administrative expenses

General and administrative expenses amounted to approximately $8.4 million and $2.0 million for the nine months ended March 31, 2026 and 2025, respectively, representing an increase of approximately $6.3 million or 313.1%. The increase was driven primarily by increased costs associated with administrative expense of approximately $3.3 million, including salary expense and professional service fees to support our operations. The increase is also attributable to an approximately $3.3 million increase in allowance for credit losses mainly related to an increase in estimated credit losses against certain other receivables.

Research and development expenses

Research and development expense amounted to approximately $0.9 million and $86,000 for the nine months ended March 31, 2026 and 2025, respectively, representing 928.8% increase as we incurred more spending in A.I related infrastructure development. The increase primarily reflects costs for software engineering, cloud infrastructure and GPU-related development supporting the live-streaming/AI program described in “Business Development.”

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $1.1 million and $0.2 million for the nine months ended March 31, 2026, and 2025, respectively. The stock-based compensation incurred for the nine months ended March 31, 2026 and 2025, was related to compensation paid to our executive officers and employees as part of their compensation plan and third party for professional service.

Other income, net

Other income, net, amounted to approximately $6.2 and 1.6 million for the nine months ended March 31, 2026 and 2025, respectively. This change was primarily attributable to (i) an increase in gain from the change in fair value of derivative liabilities of approximately $3.6 million from issuance of warrant in connection with the Share Purchase Agreement, (ii) an increase of gain from disposal of subsidiaries of approximately $1.0 million, and (iii) decrease in unrealized loss of approximately $0.2 million on marketable securities as the marketable securities were disposed during the year ended June 30, 2025, offset by approximately $0.3 million loss from disposal of equipment.

Provision for income taxes

Provision for income taxes amounted to approximately $150,000 and $21,000 for the nine months ended March 31, 2026 and 2025. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the nine months ended March 31, 2026 and 2025, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

We generated net loss of approximately $7.6 million for the nine months ended March 31, 2026 and net income of approximately $77,000 for the nine months ended March 31, 2025, representing a change of approximately $7.6 million. The change was primarily attributable to the factors discussed above.

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

As of March 31, 2026 and June 30, 2025, we had approximately $2.9 million and 0.2 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

On March 22, 2024, we entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, the Company intends to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the Company’s common stock at the Market Offering. As of March 31, 2026, we have received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of 1,678 shares of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of March 31, 2026, Alumni Capital has purchased aggregated total of 644,956 shares of our common stock, while we received an aggregated net proceed of approximately $18.8 million.

On November 27, 2024, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”). Pursuant to the Subscription Agreement, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) into us for 3,567 shares of the Company’s common stock (the “Offered Shares”), par value $0.00001 at a negotiated purchase price of $330 (the “Offering”). As of March 31, 2026, we had issued 3,567 shares of Offered Shares to the Investors and received aggregate net proceed of $1,177,000.

On October 7, 2025, we entered into subscription agreements (the “Subscription Agreement 2”) with two investors (“Investors 2”) for the purchase of 17,242 shares of the Company’s common stock for aggregate cash consideration of $400,000. As of March 31, 2026, we issued all 17,242 shares to the Investors 2 for total consideration of $400,000.

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

Despite receiving the proceeds from various offerings, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support our working capital;

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the nine months ended March 31, 2026 and 2025:

	For the Nine months Ended
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Net cash used in operating activities	$(5,191,149)	$(5,817,360)
Net cash used in investing activities	(2,920,473)	(4,347,614)
Net cash provided by financing activities	11,015,734	10,357,274
Effect of exchange rate on cash and cash equivalents	(227,047)	(111,286)
Net change in cash and cash equivalents	$2,677,065	$81,014

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2026 was approximately $5.2 million and was mainly comprised of (i) the net loss of approximately $4.7 million, (ii) non-cash items of change in fair value of derivative liabilities, gain from disposal of subsidiaries, and interest income on crypto assets receivable amounted to approximately $6.4 million, and (iii) increase of other receivables and other assets of approximately $0.9 million which was primarily due to prepayments to certain developers for the development of our internal AI software, offset by (i) non-cash items of depreciation, amortization, allowance for credit losses, loss from disposal of equipment, and stock-based compensation amounted to approximately $8.1 million, (ii) decrease in accounts receivable of approximately $0.3 million due to timely collection, and (iii) increase in other payables and accrued liabilities of approximately $1.3 million reflecting higher accrued expenses during the period.

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

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2026 was approximately $2.9 million which mainly due to approximately $1.0 million in purchase of property and equipment, approximately $0.3 million in purchase of crypto assets receivable, approximately $1.5 million of prepayment of purchase consideration for acquisition of Tazte Technologies and Tien Ming Distribution Sdn Bhd, and the remittance of approximately $53,000 to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients.

Net cash used in investing activities for the nine months ended March 31, 2025 was approximately $4.3 million which includes a remittance of approximately $4.3 million to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients.

Financing Activities

Net cash provided financing activities the nine months ended March 31, 2026 was approximately 11.0 million, which mainly comprised of approximately $7.1 million net proceeds received from Share Purchase Agreement, approximately $1.4 million net proceeds received from exercise of warrants into common stock, approximately 2.5 million net proceeds received from direct offering, approximately $0.4 million net proceeds received from private placement, and approximately $73,000 proceed received from insurance loan, offset by payments of insurance loan and related party loan of approximately $63,000 and payment of offering cost of approximately $0.3 million.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of March 31, 2026 and June 30, 2025, we recorded $735,309 and $9,924 of provision for estimated credit losses, respectively.

Inventories

Our inventories are recorded at the lower of cost or net realizable value, with cost determined using the first-in-first-out (FIFO) method. These costs encompass gift cards or ‘E-voucher’ pin codes, which are acquired from our suppliers as merchandise goods or store credit, as well as healthcare products. Management conducts regular comparisons between the cost of inventories and their net realizable value. If the net realizable value is lower than the cost, an allowance is made for inventory write-down. Ongoing assessments of inventories are carried out to identify potential write-downs due to estimated obsolescence or unmarketability. This determination is based on the difference between the inventory costs and the estimated net realizable value, considering forecasts for future demand and market conditions. Once inventories are written down to the lower of cost or net realizable value, they are not subsequently marked up based on changes in underlying facts and circumstances. Our management has reviewed the aforementioned factors and has applied a 100% write-down for inventories aged above 180 days related to our E-voucher and health care products. For the three and nine months ended March 31, 2026 and 2025, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of March 31, 2026 and June 30, 2025, we have provided allowance for credit loss of $3,798,438 and $1,078,353, respectively.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. $22,562,180 and $19,517,303 impairment for long-lived assets were recorded as of March 31, 2026 and June 30, 2025.

Investment in marketable securities

Investments in marketable securities, net, consist of investments in listed shares, which are listed on Nasdaq. Marketable securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges with changes in fair value recorded in other (expense) income in the consolidated statements of operations and comprehensive loss. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of a marketable security does not necessarily give rise to a significant gain or loss. Unrealized gains/(losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss. Declines in fair value below cost deemed to be other-than-temporary are recognized as impairments in the consolidated statements of comprehensive income. For the three and nine months ended March 31, 2026, we recorded an unrealized holding loss on marketable securities of $0. For the three and nine months ended March 31, 2025, we recorded an unrealized holding gain on marketable securities of approximately $0.5 million and $0.2 million, respectively.

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

Stock-based compensation

We account for stock-based compensation awards to officers in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. In June 2024, we executed executive employment agreements (“Employment Agreements”) with three individuals, appointing them as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as annual compensation for the first year, with stock compensation for subsequent years contingent upon performance. The stock compensation is prorated on a monthly basis and is subject to the restrictions of Securities Act Rule 144. The fair value of the stock-based compensation which included common stock issued were equivalent to the predetermined monetary value. For the three months ended March 31, 2026 and 2025, we have incurred stock-based compensation from our officer and third party service provider amounted to approximately $0.3 million and $70,000, respectively. For the nine months ended March 31, 2026 and 2025, we have incurred stock-based compensation from our officer and third party service provider amounted to approximately $1.1 million and $0.2 million, respectively.

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

The fair value of the warrants issued to Alumni Capital which was determined on March 31, 2026 by using the Black Scholes model using the following assumptions: (1) expected volatility of 177.6%, (2) risk-free interest rate of 3.74%, (3) expected life of 1.5 years, (4) exercise price of $5.07 and (5) stock price of $3.56 on March 31, 2026. Based on above assumption, the fair value of the warrants was estimated to be $1,165,795.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES. DISCLOSURE CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of March 31, 2026, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We had the following material weakness in internal control over financial reporting, characterized by the following:

Our management concluded that as of March 31, 2026, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas:

(1)	we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)	we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval; and

(3)	we have ineffective controls over the period end financial disclosure and reporting process caused by insufficient accounting staff.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

We may be subject to legal disputes and subject to claims that arise in the ordinary course of business. We are not a party or subject to any pending legal proceedings the resolution of which is expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on October 16, 2025 and our applicable risk factors in our Registration Statement on Form S-1 (File No. 333-275411), initially filed with the SEC on November 8, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A)	Unregistered Sales of Equity Securities

(a)	Issuance of Capital Stock.

None.

(b)	Warrants.

None.

(B)	Use of Proceeds

Not applicable.

(C)	Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Supplemental Letter agreement between Treasure Global Inc and V Gallant SDN BHD dated December 26, 2025 (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 2, 2026).
10.2	At The Market Issuance Offering Agreement by and between Treasure Global Inc. and Kingswood Capital Partners, LLC (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2026)
10.3	Supplemental Agreement to Management Consultancy Agreement by and between Treasure Global Inc. and Astute All Advisory dated January 30, 2025 (incorporated by incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2026).
10.4	Software Enhancement Agreement Dated March 11, 2026 between TADAA Technologies Sdn Bhd and Apexcode Innovations Snd Bhd (incorporated by incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 12, 2026).
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Schema Document
101.CAL+	Inline XBRL Calculation Linkbase Document
101.DEF+	Inline XBRL Definition Linkbase Document
101.LAB+	Inline XBRL Label Linkbase Document
101.PRE+	Inline XBRL Presentation Linkbase Document
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

+	Filed herewith.
++	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE GLOBAL INC

Dated: May 20, 2026	/s/ Chong Chan Teo
Chong Chan Teo
Acting Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2026	/s/ Pusparajan a/l Vadiveloo
Pusparajan a/l Vadiveloo
Chief Financial Officer
(Principal Financial and Accounting Officer)