Form 10-K
period 2026-06-30
TREASURE GLOBAL INC
filed 2026-10-13
CIK 1905956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2026

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

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant as of December 31, 2025 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon the reported closing price of $6.13 on The Nasdaq Capital Market on that date, was approximately $10.1 million.

The number of shares outstanding of the Registrant’s common stock, par value $0.00001 per share, on October 13, 2026 was 5,159,897 shares.

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

This Annual Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2026 and 2025. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All financial information in this Annual Report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Annual Report.

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

As of October 13, 2026, we had 2,715,386 registered users and 2,027 registered merchants.

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

Recent Developments

●	On October 21, 2025, the Company entered into a Sale and Purchase Agreement with Nexe Cloud Limited for the purchase of an AI server for a total consideration of US$750,000, payable as US$280,000 in cash and US$470,000 through the issuance of shares of common stock at a cost basis of US$0.90 per share.

●	On October 22, 2025, the Board appointed Chong Chan “Sam” Teo as Executive Director of the Company and Y. Bhg. Datin Nurfatin Binti Mufti as Independent Director of the Company.

●	On October 24, 2025, the Company entered into a Management Consultancy Agreement with Astute All Advisory Ltd., a British Virgin Islands company.

●	On November 14, 2025, the Company entered into a Lock-Up Agreement with certain stockholders, pursuant to which the stockholders agreed not to offer, sell, transfer, pledge, or otherwise dispose of any shares of common stock or securities convertible into common stock for a period of one year.

●	On November 18, 2025, the Company entered into a non-binding Letter of Intent with Tee Chee Siong to acquire 51% of the issued share capital of Quarters Elite Advisory Sdn Bhd for a purchase consideration of RM5,160,000 (approximately US$1,200,000), subject to the execution of a definitive agreement and completion of due diligence.

●	On December 2, 2025, the Company received a Staff Determination from Nasdaq indicating non-compliance with the minimum bid price requirement under Listing Rule 5550(a)(2). The Company elected to request a hearing before a Nasdaq Hearings Panel to appeal the determination. During the appeal process, the Company’s common stock continued to be listed and trade on Nasdaq.

●	On December 4, 2025, the Company effected a 1-for-20 reverse stock split of its common stock, effective December 5, 2025. The reverse stock split was intended to bring the Company into compliance with Nasdaq’s minimum bid price requirement. Every 20 shares of issued and outstanding common stock were automatically combined into 1 share. The Company’s common stock continued to trade on Nasdaq under the ticker symbol “TGL” with a new CUSIP number of 89458T403. On December 23, 2025, the Company received a formal notice from Nasdaq indicating that the Company has regained compliance with Nasdaq’s minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The Company is now in compliance with the Nasdaq Capital Market’s listing requirements. Nasdaq has confirmed that the previously scheduled hearing before the Nasdaq Hearings Panel on January 27, 2026, has been cancelled.

●	On December 10, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold 250,000 shares of common stock at an offering price of $10.00 per share in a registered direct offering for aggregate gross proceeds of approximately $2,500,000. D. Boral Capital LLC served as placement agent for the offering.

●	On December 15, 2025, See Wah “Sylvia” Chan resigned as Chief Financial Officer, effective December 31, 2025. On December 16, 2025, Pusparajan a/l Vadiveloo was promoted from Financial Controller to Chief Financial Officer, effective December 17, 2025.

●	On December 22, 2025, the Company entered into a Share Sale Agreement with Maison de Cuisine Sdn. Bhd. to sell 100% of the issued and outstanding ordinary shares of Tadaa Ventures Sdn. Bhd. (formerly VWXYZ Ventures Sdn. Bhd.), its investment holding subsidiary that owns 100% of Bowlcrafted Sdn. Bhd. The purchase consideration consists entirely of ordinary shares of Reveillon Group Limited having an agreed aggregate value of US$1,400,000 at an issuance price of US$2.00 per share. The transaction is part of the Company’s strategy to streamline its corporate structure by divesting non-core food and beverage operations to focus on its core fintech and digital-asset platforms.

●	On January 28, 2026, the Company entered into an At The Market Offering Agreement with Kingswood Capital Partners, LLC, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $10,085,000 through at-the-market offerings under its existing shelf registration statement on Form S-3. On January 30, 2026, the Company entered into a Supplemental Agreement with Astute All Advisory Ltd. amending the Management Consultancy Agreement dated October 23, 2025.

●	On March 11, 2026, TADAA Technologies Sdn Bhd, a subsidiary of the Company, entered into a Software Enhancement Agreement with Apexcode Innovations Sdn Bhd for software development services.

●	On March 31, 2026, Carlson Thow resigned as Chief Executive Officer, effective immediately. Mr. Thow remains as a member of the Board of Directors. On March 31, 2026, the Board promoted Chong Chan “Sam” Teo to Acting Chief Executive Officer, effective April 1, 2026, with an adjusted monthly salary of RM 22,000.

●	On May 1, 2026, Chan Wai Kuan resigned as non-executive director of the Board, effective immediately. On May 1, 2026, the Board appointed Tengku Dato’ Musahiddin Shah Bin Tengku Dato’ Seri Samad Shah Alhaj as a non-executive director for a term of twelve months, at a director’s fee of RM10,000 per month.

●	On May 26, 2026, the Company entered into a Subscription Agreement with Legacy Trustee Berhad pursuant to which the Company agreed to issue and sell an aggregate of $1,200,000 of shares of common stock in a private placement conducted in reliance on Regulation S. The investment amount is payable in four equal tranches of $300,000 each.

●	On May 28, 2026, the Company entered into a Software Development Agreement with Nexe Cloud Limited, a company incorporated under the laws of the British Virgin Islands.

●	On July 20, 2026, Tadaa Capital Sdn. Bhd., a subsidiary of the Company, entered into a Share Sale Agreement to acquire shares in a target company from certain vendors.

●	On August 17, 2026, the Company entered into a Software Enhancement Agreement with Keen Success Technology Ltd, a Hong Kong company, for software enhancement services.

●	On August 20, 2026, the Company entered into two Sale and Purchase Agreements: (i) with New Year Holdings Limited, a Hong Kong company, for the sale of the Company's interests in V Gallant Limited shares, and (ii) with Hung Dat Group Trade Limited, a British Virgin Islands company, for the sale of the Company’s interests in Reveillon Group Limited shares. Under the New Year Holdings Limited and Hung Dat Group Trade Limited agreement, the purchase price of USD 5,200,000 and USD 1,400,000 is payable in 36 monthly milestone payments commencing September 1, 2026.

●	On August 26, 2026, the Company entered into three separate Software Development Agreements with Mestiz Technology Sdn Bhd, E Agro Digital Sdn Bhd, and Add2Cart Commerce Pte Ltd for the design, development, and delivery of a Lifestyle Membership and Experience Platform. The aggregate software development fee is US$3,000,000 (US$1,000,000 per agreement), payable in milestone payments. Payment may be satisfied in cash, shares of common stock, or a combination thereof at the Company’s discretion.

●	On September 11, 2026, the Company entered into a Software Development Agreement with Mestiz Technology Sdn Bhd for additional software development services, with a development fee of US$1,000,000 payable in milestone payments.

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

[1]	https://www.statista.com/statistics/796245/gdp-of-the-asean-countries/
[2]	https://www.statista.com/statistics/279447/gross-domestic-product-gdp-in-the-european-union-eu/

https://www.statista.com/statistics/263591/gross-domestic-product-gdp-of-the-united-states/

[3]	https://www.imf.org/en/News/Articles/2023/05/31/pr23191-malaysia-imf-executive-board-concludes-2023-article-iv-consultation-with-malaysia
4	IMF Staff Report March 2021
[5]	https://www.worldometers.info/world-population/south-eastern-asia-population/

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

The iPay88 agreement was entered into on August 6, 2021 and provides our users with payment gateways that include credit card processing, online banking services from certain banks in Malaysia and eWallet payment processing such as Touch’ N Go eWallet, Grabpay, ShopeePay, Boost eWallet etc. for which iPay88 receives a fee ranging from 1.0% to 1.6% of the processed transaction depending on the credit card used or if the transaction is online banking or eWallet.

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

TADAA Technologies’ revenues are generated from a diversified mix of:

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

14IMF:	https://www.imf.org/en/News/Articles/2023/05/31/pr23191-malaysia-imf-executive-board-concludes-2023- article-iv-consultation-with-malaysia

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

Human Capital Resources

As of June 30, 2026, we had a total of 12 full-time employees. We engage consultants on an as-needed basis to supplement existing staff. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.

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

We have incurred substantial operating losses since our inception. For the year ended June 30, 2026, we had approximately $1.6 million cash on hand, an accumulated deficit of approximately $72.5 million at June 30, 2026, a net loss of approximately $11.1 million for the year ended June 30, 2026, and approximately $6.9 million net cash used by operating activities for the year ended June 30, 2026. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We anticipate incurring additional losses until such time, if ever, that we will be able to effectively market our products.

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

We have limited revenue-producing operations and will require the proceeds from our recently concluded offering to execute our full business plan. We believe the proceeds from our previous offering will be sufficient to cover our funding needs until part way through the first calendar quarter of 2027. Further, no assurance can be given if additional capital is needed as to how much additional capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to us, or that such financing would not result in a substantial dilution of shareholder interest. A failure to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations. In addition, debt and other equity financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, we may be required to reduce, curtail or discontinue operations.

None of our material contracts are long-term and if not renewed could have a material adverse effect on our business.

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

From time to time, other companies may copy information from our ZCITY App, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. We have no assurance that other companies will not copy, publish or aggregate content from our ZCITY App in the future. When third parties copy, publish or aggregate content from our ZCITY App, it makes them more competitive, and decreases the likelihood that consumers will visit our website or use our mobile app to find the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner and, even if we could, we may not be able to prevent it. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

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

Some of the currencies of the countries of SEA are not freely convertible. The foreign exchange management regime of many SEA countries has transitioned from a system of fixed multiple exchange rates controlled by the state banks to a system of flexible exchange rates regulated largely by market forces, though transfers of currency is regulated and controlled in some countries. A significant depreciation in many of the currencies of countries of SEA against major foreign currencies may have a material adverse impact on our results of operations and financial condition because our reporting currency is the U.S. dollar. There can be no assurance that the governments will continue to relax their foreign exchange regulations, that they will maintain the same foreign exchange policy or that there will be sufficient foreign currency available in the market for currency conversions. If, in the future, the regulations restrict our ability to convert local currencies or there is insufficient foreign currency available in the market, we may be unable to meet any foreign currency payment obligations.

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

We have experienced repeated periods of non-compliance with Nasdaq’s $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). On August 17, 2023, we received a notice of non-compliance and subsequently effected a 1-for-70 reverse stock split on February 27, 2024, after which we regained compliance. On November 20, 2024, we received a second notice of non-compliance with the bid price rule, providing a 180-day compliance period through May 19, 2025. On April 7, 2025, we effected a 1-for-50 reverse stock split. On December 2, 2025, the Listing Qualifications Staff of Nasdaq issued a Staff Determination indicating that we were not in compliance with the minimum bid price requirement and that we were not eligible to receive a compliance period. Nasdaq noted that we had effected a 1-for-70 reverse stock split on February 27, 2024 and a 1-for-50 reverse stock split on April 7, 2025, resulting in a cumulative 1-for-3,500 reverse split ratio, and that our closing bid price had been below $1.00 per share for 30 consecutive business days from October 15 through November 28, 2025. On December 5, 2025, we effected an additional 1-for-20 reverse stock split. We elected to request a hearing before a Nasdaq Hearings Panel to appeal the Staff Determination. On December 23, 2025, the Company received a formal notice from Nasdaq indicating that the Company has regained compliance with Nasdaq’s minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The Company is now in compliance with the Nasdaq Capital Market’s listing requirements. Nasdaq has confirmed that the previously scheduled hearing before the Nasdaq Hearings Panel on January 27, 2026, has been cancelled. Nevertheless, there can be no assurance that we will maintain compliance with Nasdaq’s listing requirements or that the Hearings Panel will grant our request for continued listing.

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

In preparing our consolidated financial statements as of and for the year ended June 30, 2026, we and our independent registered public accounting firms identified 2 material weaknesses and other control deficiencies including significant deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information were independently developed by a competitor, our business and competitive position could be harmed.

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

Holders

As of June 30, 2026, there were 18 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2026, the registrant has granted or issued the following securities of the registrant that were not registered under the Securities Act, as amended.

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

Through simplifying a user’s e-payment gateway experience, as well as by providing great deals, rewards and promotions with every use, we aim to make the ZCITY App Malaysia’s top reward and loyalty platform. Our longer-term goal is for the ZCITY App and its ever-developing technology to become one of the most well-known commercialized applications more broadly in Southeast Asia and Japan. As of October 13, 2026, we had 2,715,386 registered users and 2,027 registered merchants.

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

On February 11, 2025, we signed a share purchase agreement to acquire a 51% stake in Tien Ming Distribution Sdn Bhd to expand FMCG fulfilment and logistics capabilities. The transaction is expected to be terminated following the lack of control or significant influence over Tien Ming Distribution Sdn Bhd and no business combination was recognized for the year ended June 30, 2026.

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

On March 22, 2024, We entered into a marketing offering agreement (“Marketing Offering Agreement”) with H.C. Wainwright & Co., LLC, (the “Manager”). Pursuant to the Marketing Offering Agreement, we intend to issue and sell through or to the Manager, as sales agent and / or principal from time to time of the our common stock at the Market Offering. As of June 30, 2026, the Company received an aggregated net proceed of approximately $2.9 million, net of broker fee from issuance of common stock which sell through or to the Manager.

On October 10, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership which was subsequently amended by the Modification Agreement on January 21, 2025. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $50,000,000 common stock, par value $0.00001 (the “Commitment Amount”), at certain purchase Price during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $50,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) December 31, 2025. As of June 30, 2026, Alumni Capital has purchased aggregated total of 644,956 shares of our common stock, while we received an aggregated net proceed of approximately $18.8 million.

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

On May 26, 2026, we entered into a subscription agreement with an investor for an aggregate investment of $1,200,000 in the Company’s common stock. As of June 30, 2026, we had received $600,000 in proceeds and issued 149,695 shares of common stock.

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

Since January 2026, we have expanded our technology ecosystem through the acquisition and development of Tazte Technology Sdn. Bhd. (“Tazte”). On February 23, 2026, we entered into a Share Sale Agreement for the acquisition of Tazte and subsequently provided funding support for its operational needs, working capital and development of the Tazte Apps platform. On March 11, 2026, we entered into a Software Enhancement Agreement on behalf of Tazte with Apexcode Innovations Sdn. Bhd. for technology development and enhancement services relating to the Tazte Apps platform for total contract consideration of $2,866,242.

On April 23, 2026, we completed the acquisition of Tazte, and Tazte became our wholly owned subsidiary. The acquisition expands our technology capabilities and supports the continued development of the Tazte Apps platform. During fiscal 2026, we continued to fund the development of the platform. As of June 30, 2026, Phase 1 of the software development project had been completed, and $955,414 of related development costs had been capitalized as intangible assets, while $110,240 related to development services not yet completed remained recorded as a prepayment.

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

Inflation

Although Malaysia is experiencing a high inflation rate, we do not believe that inflation has had a material adverse effect on our business as June 30, 2026, but we will continue to monitor the effects of inflation on our business in future periods.

Supply Chain Disruptions

Although there have been Russia’s February 2022 invasion of Ukraine and the 2023 Middle East conflicts that may have affected the operations of some of our online and offline merchants, these disruptions have not had a material adverse effect on our business as of June 30, 2026, but we will continue to monitor the effects of above mentioned disruptions on our business in future periods.

Key Operating Metrics

Our management regularly reviews a number of metrics to evaluate our business, measures our performance, identifies trends, formulates financial projections and makes strategic decisions. The main metrics we consider, and our results for last five quarters, are set forth in the table below:

	For the Quarters Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2025	2025	2025	2026	2026
Number of new registered user (1)	88	517	507	536	570
Number of active users (2)	4,887	4,378	3,754	3,462	3,054
Number of new participating merchants	-	-	-	-	-

(1)	Registered are persons who have registered on the ZCITY App.

(2)	Active users are users who have logged into the ZCITY App at least once.

	As of	As of	As of	As of	As of
	June 30,	September 30,	December 31,	March 31,	June 30,
	2025	2025	2025	2026	2026
Accumulated registered users	2,708,053	2,708,570	2,709,077	2,709,613	2,710,183
Accumulated Participating merchants	2,027	2,027	2,027	2,027	2,027

We have experienced a decrease in growth rate in registered users, and a decline of active users over our last five quarters as of June 30, 2026. As of June 30, 2026, we recorded 2,710,183 registered users and 3,054 active users on the ZCITY platform. On average, our registered user base has grown by approximately 0.02% over the past five quarters, while our active user numbers have experienced an average decrease of 21.8%.

The decline in growth of registered users and active users over the past five quarters, as of June 30, 2026, is primarily attributed to reduced E-voucher purchases from our vendor, resulting in fewer E-vouchers available for sale. Additionally, we’ve implemented reductions in marketing spending and customer rewards to enhance cost-effectiveness and operational profitability. Consequently, this has led to a decrease in new user registrations and lower retention rates among active users on our ZCITY platform.

We continuously monitor the development and participation of active users as a proportion of its total registered user base to ensure the effectiveness of our marketing and feature implantation strategies. Accordingly, the proportion of total registered users that we consider active users at the end last five quarters as of June 30, 2026 is as follows:

Starting	Ending	Total registered users	Total active users	Total active users to total registered users
April 1, 2025	June 30, 2025	2,708,053	4,887	0.2%
July 1, 2025	September 30, 2025	2,708,570	4,378	0.2%
October 1, 2025	December 31, 2025	2,709,077	3,754	0.1%
January 1, 2026	March 31, 2026	2,709,613	3,462	0.1%
April 1, 2026	June 30, 2026	2,710,183	3,054	0.1%

We continuously monitor the development of the churn and retention rates of the active user base. Active users churn rate is the percentage of customers who had stop subscribing in our platform while retention rate is the percentage of customers who is retained in our platform. Accordingly, our churn and retention rates of the active user base at the end of last five quarters as of June 30, 2026 is as follows:

Starting	Ending	Total active users	New active users (registered within the quarter)	Existing active users	Active users churn rate	Active users retention rate
April 1, 2025	June 30, 2025	4,887	88	4,799	54.9%	45.1%
July 1, 2025	September 30, 2025	4,378	517	3,861	21.0%	79.0%
October 1, 2025	December 30,2025	3,754	507	3,247	25.8%	74.2%
January 1, 2026	March 31, 2026	3,462	536	2,926	22.1%	77.9%
April 1, 2026	June 30, 2026	3,054	570	2,484	28.2%	71.8%

The retention rate and churn rate for our active users are calculated as follows:

Retention rate of active users for any quarter	=	Existing active users
Total active users in the past quarter

Churn rate of active users for any quarter	=	Total active users from past quarter minus current quarter existing active users
Total active users in the past quarter

We have used different strategies to build and maintain our users and increase their engagement. Initially, we focused on mass marketing strategies to attract registered users. Subsequently, we have shifted to a more targeted approach focused on increasing user engagement and user spending.

Results of Operation

For the years ended June 30, 2026 and 2025

Revenue

Our breakdown of revenues by categories for the years ended June 30, 2026 and 2025, respectively, is summarized below:

	For the Years Ended June 30,				Change
	2026	%	2025	%	%

Product and loyalty program revenue	$5,157,597	99.8%	$619,897	26.6%	732.0%
Transaction revenue	12,187	0.2%	127,127	5.5%	(90.4)%
Member subscription revenue	-	-%	103,533	4.4%	(100.0)%
Customized software development service	-	-%	1,480,000	63.5%	(100.0)%
Total revenues	$5,169,784	100.0%	$2,330,557	100.0%	121.8%

Total revenues increased by approximately $2.8 million, or 121.8%, to approximately $5.2 million for the year ended June 30, 2026, from approximately $2.3 million for the same period in 2025, primarily attributable to an increase in product and loyalty program revenue, partially offset by a decrease in transaction revenue and the absence of member subscription revenue and customized software development service revenue for the year ended June 30, 2026, compared to approximately $0.1 million and $1.5 million, respectively, recognized for the same period in 2025.

Product and loyalty program revenue

Product revenue was generated from sales of e-vouchers, healthcare products, and other products through our ZCITY platform, while loyalty program revenue was recognized upon redemption of previously earned reward points or upon expiration of such points. Product and loyalty program revenue increased by approximately $4.5 million, or 732.0%, to approximately $5.2 million for the years ended June 30, 2026, from approximately $0.6 million for the same period in 2025. The increase was attributable to higher demand for our e-voucher products, resulting in a significant increase in sales volume.

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

Our transaction revenue decreased by 90.4% to approximately $12,000 for the years ended June 30, 2026, compared to approximately $127,000 for the same period in 2025. The decline attributable to lower usage by merchants on our ZCITY platform and reduced transaction volume resulting from fewer successful referrals through our partnership with CLSB.

Customized software development services

During the fiscal year ended June 30, 2025, the Company initiated a new revenue stream by offering customized software development services, primarily targeting enterprise clients. In January 2025, the Company entered into a service partnership with Reveillon Group Limited to design, develop, and implement a comprehensive digital system, including integrated modules to enhance administrative processes, data analysis, and user engagement. The project is designed with scalability and customization to support long-term performance and evolving business needs, and is expected to be completed within 12 months from the commencement date.

No revenue from customized software development services was recognized for the years ended June 30, 2026.

Cost of revenue

Our breakdown of cost of revenue by categories for the years ended June 30, 2026, and 2025, respectively, is summarized below:

	For the Years Ended June 30,		Change
	2026	2025	%

Product and loyalty program revenue	$5,161,042	$206,106	2,404.1%
Customized software development service	-	454,626	(100.0)%
Total cost of revenue	$5,161,042	$660,732	681.1%

Cost of revenue primarily consists of purchases of gift cards or “E-voucher” PIN codes, and healthcare products, which are directly attributable to our product revenue. Total cost of revenue increased by approximately $4.5 million, or 681.1%, for the years ended June 30, 2026 compared to the same period in 2025. The increase was mainly due to increase of product and loyalty program revenue and higher product cost.

Gross profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025	Change	Percentage Change

Product and loyalty program revenue
Gross profit	$(3,445)	$413,791	$(417,236)	(100.8)%
Gross margin	(0.1)%	66.8%	(66.9)%

Transaction revenue
Gross profit	$12,187	$127,127	$(114,940)	(90.4)%
Gross margin	100.0%	100.0%	-%

Member subscription revenue
Gross profit	$-	$103,533	$(103,533)	(100.0)%
Gross margin	-%	100.0%	(100.0)%

Customized software development service revenue
Gross (loss) profit	$-	$1,025,374	$(1,025,374)	(100.0)%
Gross margin	-%	69.3%	(69.3)%

Total
Gross profit	$8,742	$1,669,825	$(1,661,083)	(99.5)%
Gross margin	0.2%	71.6%	(71.4)%

Our gross profit for the year ended June 30, 2026 was approximately $9,000, compared to approximately $1.7 million for the year ended June 30, 2025, representing a decrease of approximately $1.7 million, or 99.5%. Our gross margin decreased to approximately 0.2% for the year ended June 30, 2026 from approximately 71.6% for the year ended June 30, 2025.

The decrease in gross profit and gross margin was primarily attributable to the absence of customized software development service revenue and member subscription revenue during the year ended June 30, 2026, which contributed approximately $1.0 million and $0.1 million of gross profit, respectively, during the prior year. The decrease was also attributable to lower gross profit from transaction revenue and a decline in gross profit from product and loyalty program revenue. Product and loyalty program revenue generated a gross loss of approximately $3,000 for the year ended June 30, 2026, compared to gross profit of approximately $0.4 million in the prior year. The decrease was primarily attributable to an increase in the portion of revenue deferred in connection with the ZCITY reward program, which reduced revenue recognized relative to the related cost of revenue during the period.

Operating expenses

Our operating expenses consist of selling expenses, general and administrative expenses, research and development expenses and stock-based compensation expenses.

Selling expenses

Selling expenses amounted to approximately $1.3 million and $0.1 million for the years ended June 30, 2026 and 2025, respectively, representing an increase of approximately $1.1 million, or 876.3%. The increase was mainly attributable to an increase in digital marketing expense of approximately $1.1 million and other marketing and promotion expense related to promoting our ZCITY platform. Marketing and promotion expense consists of redemptions of reward points which is generated from non-spending related activities (registration as a new user, referral of a new user and Spin & Win eligibility to receive reward points) in exchange for discounted credit of purchasing our products upon conversion of using the reward points. For the years ended June 30, 2026 and 2025, we incurred approximately $26,000 and $34,000, respectively, in marketing and promotion expense, and recognized the same amount of product revenue at the time of redemption of the non-spending related activities reward points by our customers.

General and administrative expenses

General and administrative expenses amounted to approximately $5.2 million and $2.8 million for the years ended June 30, 2026 and 2025, respectively, representing an increase of approximately $2.4 million, or 85.7%. The increase was primarily attributable to an approximately $2.0 million increase in professional fees and an approximately $0.4 million increase in salary and related payroll expenses to support the Company’s operations, partially offset by the absence of approximately $0.8 million of amortization expense related to intangible assets recognized in the prior year.

Allowance for credit losses

Allowance for credit losses amounted to approximately $3.4 million and $0.8 million for the years ended June 30, 2026 and 2025, respectively, representing an increase of approximately $2.6 million. The increase was primarily attributable to higher expected credit losses on outstanding receivables, driven by an increase in aged receivable balances and management’s assessment of the collectability of certain customer accounts based on their payment history and current financial condition.

Research and development expenses

Research and development expense amounted to approximately $1.6 million and $0.2 million for the years ended June 30, 2026 and 2025, respectively, representing a 662.5% increase as we incurred more spending in A.I related infrastructure development. The increase primarily reflects costs for software engineering, cloud infrastructure and GPU-related development supporting the live-streaming/AI program described in “Business Development.”

Long-lived assets impairment

Long-lived asset impairment amounted to approximately $3.0 million and $19.5 million for the years ended June 30, 2026 and 2025, respectively, representing a decrease of approximately $16.5 million, or 84.4%. The impairment charges in both periods primarily related to intangible assets, with the decrease in the current year primarily attributable to a lower amount of intangible assets determined to be impaired compared to the prior year.

Stock-based compensation expenses

Stock-based compensation expenses amounted to approximately $1.8 million and $0.2 million for the years ended June 30, 2026 and 2025, respectively, representing an increase of approximately $1.6 million, or 785.6%. The stock-based compensation incurred for the years ended June 30, 2026 and 2025, was related to compensation paid to our executive officers and other employees as part of their compensation plan and third party for professional service.

Other income (expenses), net

Total other income (expense), net, amounted to approximately $5.5 million of net other income for the year ended June 30, 2026, compared to approximately $1.0 million of net other expense for the same period in 2025. This change was primarily attributable to (i) an increase of approximately $2.8 million in the gain from the change in fair value of derivative assets and warrant liabilities, (ii) a gain on disposal of subsidiaries of approximately $1.0 million recognized in the current year, and (iii) the absence of the approximately $2.7 million loss from settlement of the share price decrease recognized in the prior year, and (iv) the absence of the approximately $0.2 million unrealized holding loss on marketable securities recognized in the prior year, partially offset by (a) a decrease of approximately $0.2 million in other (expense) income, net, mainly due to an approximately $0.3 million loss on disposal of fixed assets, and (b) an approximately $35,000 loss in the fair value of crypto assets.

Provision for income taxes

Provision for income taxes amounted to approximately $200,000 and $349,000 for the years ended June 30, 2026 and 2025, respectively. The amount was mainly attributable to tax imposed on us from the State of Delaware, as we are required to remit franchise tax to the State of Delaware on an annual basis. We also were subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. For the years ended June 30, 2026 and 2025, our foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

Net loss

We generated net loss of approximately $11.1 million and $23.4 million for the years ended June 30, 2026 and 2025, respectively, representing a decrease of approximately $12.3 million. The change was primarily attributable to the factors discussed above.

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

As of June 30, 2026 and June 30, 2025, we had approximately $1.6 million and 0.2 million, respectively, in cash and cash equivalent which primarily consists of bank deposits, which are unrestricted as to withdrawal and use. As of June 30, 2026 and June 30, 2025, we had working capital of approximately $4.6 million and $1.9 million, respectively.

We have raised additional capital through various equity financing arrangements. Under our March 2024 at-the-market offering program with H.C. Wainwright & Co., LLC, we had received aggregate net proceeds of approximately $2.9 million as of June 30, 2026. Under our equity financing arrangement with Alumni Capital LP, we received aggregate net proceeds of approximately $18.8 million through June 30, 2026. We also received $1.2 million pursuant to our November 2024 subscription agreement, $0.4 million pursuant to subscription agreements entered into in October 2025, and net proceeds of approximately $2.2 million from a registered direct offering completed in December 2025.

In addition, in May 2026, we entered into a subscription agreement with an investor for an aggregate investment of $1.2 million in our common stock. As of June 30, 2026, we had received $0.6 million of the investment amount and issued 149,695 shares of common stock.

Despite receiving the proceeds from various offerings, management is of the opinion that we will not have sufficient funds to meet the working capital requirements and debt obligations as they become due starting from one year from the date of this report due to our recurring loss. Therefore, management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to curtail or cease our operations. Management is trying to alleviate the going concern risk through equity financing to support its working capital.

However, there is no guarantee that the substantial doubt about our ability to continue as a going concern will be alleviated.

The following summarizes the key components of our cash flows for the years ended June 30, 2026 and 2025:

	For the Years Ended
	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(6,884,451)	$(9,481,499)
Net cash used in investing activities	(3,078,195)	(5,771,193)
Net cash provided by financing activities	11,610,278	15,433,587
Effect of exchange rate on cash and cash equivalents	(293,165)	(144,013)
Net change in cash and cash equivalents	$1,354,467	$36,882

Operating Activities

Net cash used in operating activities for the year ended June 30, 2026 was approximately $6.9 million and was mainly comprised of (i) the net loss of approximately $11.1 million, and (ii) non-cash gains from the change in fair value of derivative assets and derivative liabilities, gain from disposal of subsidiaries, and interest income on short-term investment amounting to approximately $5.8 million, offset by (i) non-cash items of depreciation, allowance for credit losses, long-lived assets impairment, loss from disposal of equipment and motor vehicle, stock-based compensation, and change in fair value of crypto assets amounting to approximately $8.8 million, (ii) a decrease in accounts receivable of approximately $0.6 million due to timely collection, and (iii) an increase in other payables and accrued liabilities of approximately $0.6 million reflecting higher accrued expenses during the period.

Net cash used in operating activities for the year ended June 30, 2025 was approximately $9.5 million and was mainly comprised of the net loss of approximately $23.4 million, non-cash item of gain in change in fair value of derivative liabilities of approximately $1.8 million, increase in accounts receivable of approximately $1.6 million due to additional sales to new service partnership with Reveillon Group Limited but not yet collected, increase of other receivable and other assets of approximately $7.0 million which mainly includes approximately $3.6 million prepayment to certain vendors for technical and maintenance service and approximately $5.7 million of collaboration deposit made to Credilab Sdn. Bhd. (“CLSB”), decrease in customer deposits of approximately $75,000, as we recognized member service revenue in the current period from certain merchant prepayments made in the prior period, and decrease in contract liabilities of approximately $0.2 million, primarily as a result of increased revenue recognized from the ZCITY reward program due to a higher volume of customer reward redemptions, offset by non-cash items of depreciation, amortization, allowance for credit losses, stock-based compensation, long-live assets impairment and unrealized loss on marketable securities amounted to approximately $21.6 million, decrease of prepayment of approximately $0.1 million due to the utilization of prior-period prepayments for inventory purchases, and (iii) increase of approximately $2.9 million in other payables and accrued liabilities as we made approximately $2.7 million provision related to settlement of cash compensation requested by V Gallant Sdn. Bhd. pursuant to the Service Agreement dated October 29, 2024, as supplemented on March 28, 2025, to reflect the decline in our share price.

Investing Activities

Net cash used in investing activities for the years ended June 30, 2026 was approximately $3.1 million which was mainly due to approximately $1.7 million in purchases of intangible assets, approximately $1.1 million in purchases of property and equipment, approximately $0.3 million used to acquire crypto assets that were placed in a one-year yield arrangement to earn returns in USDT, and the remittance of approximately $53,000 to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients.

Net cash used in investing activities for the year ended June 30, 2025 was approximately $5.8 million which mainly due to remittance of approximately $5.7 million to CLSB as a collaboration deposit to support CLSB’s credit service activities for the Portfolio Clients, and approximately $0.2 million prepayment of purchase consideration for acquisition of Tien Ming Distribution Sdn Bhd.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2026 was approximately $11.6 million, which mainly comprised of approximately $7.1 million of proceeds received under the Share Purchase Agreement, approximately $2.5 million of proceeds received from the direct offering, approximately $1.4 million of proceeds received from the exercise of warrants into common stock, approximately $1.0 million of proceeds received under subscription agreements, and approximately $73,000 of proceeds received from an insurance loan, offset by payment of offering costs of approximately $0.3 million and payments of insurance loan and related party loan of approximately $81,000.

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

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include impairment of long-lived assets, provision for estimated credit losses, realization of deferred tax assets, fair value of the stock-based compensation, , fair value of the warrants issued, derivative assets and derivative liabilities. Actual results could differ from these estimates.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of an allowance for uncollectible accounts and do not accrue interest. We offer various payments terms to customers from cash due on delivery to 90 days based on their credit history. Accounts receivable encompass amounts due from sales of healthcare products on our ZCITY platform. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance when all collection efforts have been exhausted, and recovery potential is deemed remote. Our management reviews historical accounts receivable collection rates across all aging brackets and has made 100% provision of credit loss for customer balances aged above 120 days for sales of healthcare products on our ZCITY platform. Our management continuously assesses the reasonableness of the credit loss allowance policy and updates it as needed. As of June 30, 2026 and June 30, 2025, we recorded $735,214 and $9,924 of provision for estimated credit losses, respectively.

Other receivables and other current assets, net

Other receivables and other current assets consist of prepayment to third parties for cyber security service, director & officer liability insurance (“D&O Insurance”), and other professional fee. Other receivables and other current assets also include refundable advance to third party service provider, and other deposits. Starting from July 1, 2023, we had adopted ASC Topic 326 on our other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, we measure credit losses on its other receivables using the current expected credit loss model under ASC 326. As of June 30, 2026 and 2025, we have provided allowance for credit loss of $3,794,619 and $1,078,353, respectively.

Impairment for long-lived assets

Long-lived assets, including property and equipment with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assessed the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. $3,044,877 and $19,517,303 impairment for long-lived assets were recorded as of June 30, 2026 and 2025, respectively.

Goodwill impairment

The Company performs an annual impairment test of goodwill and evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. Based on the Company’s impairment assessments, no impairment loss on goodwill was recognized for the years ended June 30, 2026 and 2025.

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

Stock-based compensation

We account for stock-based compensation awards in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that stock-based payment transactions with employees and service providers be measured based on the fair value of the equity instruments issued and recognized as compensation expense over the requisite service period or as the related services are received. Certain stock-based compensation awards represent a predetermined monetary value to be settled in a variable number of shares of the Company’s common stock and are accounted for as liability-classified awards. Such awards are remeasured at fair value until settlement, with changes in fair value recognized as stock-based compensation expense. The fair value of the Company’s common stock used in measuring these awards is determined based on the quoted market price of the Company’s common stock in an active market, which is a Level 1 input in accordance with ASC Topic 820, “Fair Value Measurement.” For the years ended June 30, 2026 and 2025, we incurred stock-based compensation expense related to our officers and third-party service providers of approximately $1.8 million and $0.2 million, respectively.

Derivative assets

In connection with the settlement of certain receivables and contractual arrangements, we hold contractual rights to receive equity securities of V Gallant Limited (“V Gallant”) and Reveillon Group Limited (“RG”). The underlying shares are held in escrow and subject to certain contractual conditions and restrictions that prevent us from obtaining present control of the shares. Accordingly, we account for these contractual rights as derivative assets under ASC 815, Derivatives and Hedging, and remeasure the derivative assets at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement.

The fair value of the derivative assets was determined with reference to independent third-party valuations using primarily the discounted cash flow (“DCF”) method. The fair value measurements are classified within Level 3 of the fair value hierarchy because the valuations utilize significant unobservable inputs. Accordingly, the determination of fair value requires significant estimates and assumptions, and changes in the underlying valuation assumptions could materially affect the fair value of the derivative assets and the resulting gain or loss recognized in earnings.

As of June 30, 2026, the fair value of the contractual right to receive 1,300,000 ordinary shares of V Gallant was determined using the DCF method, which indicated a value of $1.71 per underlying share, resulting in an estimated fair value of $2,223,000. The fair value of the contractual right associated with 700,000 ordinary shares of RG was determined using the DCF method, which indicated a value of $2.06 per underlying share, resulting in an estimated fair value of $1,442,000. Accordingly, the aggregate fair value of the derivative assets was $3,665,000 as of June 30, 2026.

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

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.20% to 182.34%, (2) risk-free interest rate of 3.52% to 4.37%, (3) expected life of 2.0 years to 2.8 years, (4) exercise price of $23.37 to $103.00 and (5) stock price of $21.60 to $390.00 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants on grant date were estimated to be $13,247,339.

The fair value of the warrants issued to Alumni Capital was determined as of June 30, 2026 using the Black-Scholes model with the following assumptions: (1) expected volatility of 173.06%, (2) risk-free interest rate of 4.02%, (3) expected life of 1.3 years, (4) exercise price of $5.07, and (5) stock price of $3.91 as of June 30, 2026. Based on the above assumptions, the fair value of the warrants was estimated to be $1,187,876.

The fair value of the warrants issued to Alumni Capital was determined as of June 30, 2025 using the Black-Scholes model with the following assumptions: (1) expected volatility of 162.92% to 167.27%, (2) risk-free interest rate of 3.71%, (3) expected life of 2.3 years, (4) exercise price of $24.00 to $41.00, and (5) stock price of $22.00 as of June 30, 2025, as adjusted to give retroactive effect to the 1-for-20 reverse stock split effected on December 5, 2025. Based on the above assumptions, the fair value of the warrants was estimated to be $383,886.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item for the fiscal year ended June 30, 2026.

Item 8. Financial Statements and Supplementary Data.

To:	The Board of Directors and Stockholders of
Treasure Global Inc

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure Global Inc and its subsidiaries (the “Company”) as of June 30, 2025 and 2026, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2026, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California

October 13, 2026

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars, except for the number of shares)

	As of	As of
	June 30,	June 30,
	2026	2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,591,362	$236,895
Crypto assets receivable	299,550	-
Crypto assets	148,631	-
Accounts receivable, net	245,600	1,592,901
Inventories, net	22,687	13,184
Other receivables and other current assets, net	3,390,022	3,361,862
Other receivable, related party	16,717	13,723
Prepayments	282,280	304,771
Derivative assets	3,665,000	-
Total current assets	9,661,849	5,523,336

OTHER ASSETS
Property and equipment, net	61,806	109,539
Intangible assets, net	5,554,807	3,044,877
Goodwill	523,084	-
Operating lease right-of-use assets	130,587	114,375
Other receivables and other assets, non-current, net	3,385,896	6,081,021
Total other assets	9,656,180	9,349,812

TOTAL ASSETS	$19,318,029	$14,873,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Related party loan, current portion	$-	$5,134
Insurance loan	37,633	40,490
Accounts payable	19,720	19,997
Customer deposits	3,430	-
Contract liability	17,609	872
Other payables and accrued liabilities	4,154,025	3,444,929
Other payables, related parties	1,031	494
Operating lease liabilities	39,467	36,606
Income tax payables	200,055	120,000
Total current liabilities	4,472,970	3,668,522

NON-CURRENT LIABILITIES
Derivative liabilities	1,187,876	383,886
Operating lease liabilities, non-current	91,014	77,007
Total non-current liabilities	1,278,890	460,893
TOTAL LIABILITIES	5,751,860	4,129,415

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001; 600,000,000 shares authorized, 2,027,579 and 207,470 shares issued and outstanding as of June 30, 2026 and 2025, respectively*	21	2
Additional paid-in capital*	85,997,437	72,023,291
Accumulated deficit	(72,492,602)	(61,407,562)
Accumulated other comprehensive income	62,723	128,002
Total Treasure Global Inc shareholders’ equity	13,567,579	10,743,733

Noncontrolling interests	(1,410)	-
TOTAL STOCKHOLDERS’ EQUITY	13,566,169	10,743,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,318,029	$14,873,148

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended June 30,
	2026	2025

REVENUES	$5,169,784	$2,330,557

COST OF REVENUES	(5,161,042)	(660,732)

GROSS PROFIT	8,742	1,669,825

SELLING	(1,264,020)	(129,467)
GENERAL AND ADMINISTRATIVE	(5,199,250)	(2,775,772)
ALLOWANCE FOR CREDIT LOSSES	(3,434,769)	(854,849)
LONG-LIVED ASSETS IMPAIRMENT	(3,044,877)	(19,517,303)
RESEARCH AND DEVELOPMENT	(1,646,230)	(215,900)
STOCK-BASED COMPENSATION	(1,845,923)	(208,445)
TOTAL OPERATING EXPENSES	(16,435,069)	(23,701,736)

LOSS FROM OPERATIONS	(16,426,327)	(22,031,911)

OTHER INCOME (EXPENSE)
Other (expense) income, net	(82,414)	89,354
Interest expense	(888)	(4,999)
Net loss on marketable securities	-	(170,817)
Gain from disposal of subsidiaries	1,013,977	-
Change in fair value of crypto assets	(35,067)	-
Change in fair value of derivative assets and derivative liabilities	4,643,137	1,816,917
Share-based compensation adjustment	-	(2,726,545)
TOTAL OTHER INCOME (EXPENSE), NET	5,538,745	(996,090)

LOSS BEFORE INCOME TAXES	(10,887,582)	(23,028,001)

PROVISION FOR INCOME TAXES	(200,000)	(349,487)

NET LOSS	(11,087,582)	(23,377,488)

Less: net loss attributable to noncontrolling interest	(2,542)	-
NET LOSS ATTRIBUTABLE TO SHAREHOLDERS OF TREASURE GLOBAL INC	$(11,085,040)	$(23,377,488)

NET LOSS	(11,087,582)	(23,377,488)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(65,278)	(110,961)

COMPREHENSIVE LOSS	(11,152,860)	(23,488,449)

Less: Comprehensive loss attributable to noncontrolling interest	(2,541)	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHAREHOLDERS OF	$(11,150,319)	$(23,488,449)
TREASURE GLOBAL INC

LOSS PER SHARE
Basic and diluted*	$(9.63)	$(397.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted*	1,151,060	58,836

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

					ACCUMULATED
	COMMON STOCK*		ADDITIONAL		OTHER		TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	Noncontrolling interest	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2024	1,672	$-	$41,171,844	$(38,030,074)	$238,963	$-	$3,380,733
Net loss	-	-	-	(23,377,488)	-	-	(23,377,488)
Issuance of common stock at the market offering, net of issuance costs	1,583	-	2,457,390	-	-	-	2,457,390
Issuance of common stock for software development	30,984	-	17,408,579	-	-	-	17,408,579
Employee stock-based compensation	1,691	-	208,445	-	-	-	208,445
Issuance of common stock under subscription agreement	3,567	-	1,177,000	-	-	-	1,177,000
Issuance of common stock and warrant under share purchase agreement	158,184	2	11,737,269	-	-	-	11,737,271
Fair value of warrants allocated to derivative liabilities	-	-	(2,450,227)	-	-	-	(2,450,227)
Exercise of warrants into common stock	2,500	-	63,567	-	-	-	63,567
Cashless exercise of warrants into common stock	7,288	-	-	-	-	-	-
Fair value of derivative liabilities upon exercise of warrants	-	-	249,424	-	-	-	249,424
Rounding upon reverse stock split	1	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	(110,961)	-	(110,961)
Balance as of June 30, 2025	207,470	2	72,023,291	(61,407,562)	128,002	-	10,743,733
Net loss attributable to shareholders of Treasure Global Inc	-	-	-	(11,085,040)	-	-	(11,085,040)
Issuance of common stock and warrant under share purchase agreement	486,772	5	7,088,113	-	-	-	7,088,118
Fair value of warrants allocated to derivative liabilities	-	-	(10,797,112)	-	-	-	(10,797,112)
Issuance of common stock under direct offering	250,000	3	2,159,997	-	-	-	2,160,000
Issuance of common stock at the market offering	3,000	-	12,739			-	12,739
Issuance of common stock under subscription agreements	166,937	2	999,998	-	-	-	1,000,000
Fair value of derivative liabilities upon exercise of warrants	-	-	4,614,985	-	-	-	4,614,985
Exercise of warrants into common stock	150,000	2	1,357,575	-	-	-	1,357,577
Cashless exercise of warrants into common stock	149,323	1	(1)	-	-	-	-
Employee stock-based compensation	-	-	639,493	-	-	-	639,493
Issuance of common stock upon vesting of restricted stock	142,744	1	(1)	-	-	-	-
Issuance of common stock in settlement of provision for fixed value equity awards	119,090	1	1,029,351	-	-	-	1,029,352
Issuance of common stock for prepaid consulting fee	171,570	2	2,999,998	-	-	-	3,000,000
Issuance of common stock for acquiring intangible assets	180,657	2	3,869,998	-	-	-	3,870,000
Rounding upon reverse stock split	16	-	-	-	-	-	-
Recognition of noncontrolling interest	-	-	-	-	-	144	144
Net loss attributable to noncontrolling interests	-	-	-	-	-	(2,542)	(2,542)
Derecognition of noncontrolling interest upon acquisition of additional controlling interest in a subsidiary	-	-	(987)	-	-	987	-
Foreign currency translation adjustments	-	-	-	-	(65,279)	1	(65,278)
Balance as of June 30, 2026	2,027,579	$21	$85,997,437	$(72,492,602)	$62,723	$(1,410)	$13,566,169

*	Giving retroactive effect to the 1-for-50 reverse stock split effected on April 7, 2025, and 1-for-20 reverse stock split effected on December 5, 2025

The accompanying notes are an integral part of these consolidated financial statements.

TREASURE GLOBAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars, except for the number of shares)

	For the Year Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,087,582)	$(23,377,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on short-term investment	(183,698)	-
Depreciation	98,600	76,970
Amortization of intangible assets	-	796,684
Amortization of operating right-of-use assets	40,913	22,344
Allowance for credit losses	3,434,769	854,849
Long-lived assets impairment	3,044,877	19,517,303
Loss (gain) from disposal of equipment and motor vehicle	319,879	(19,646)
Stock-based compensation	1,845,923	208,445
Change in fair value of derivative assets and derivative liabilities	(4,643,137)	(1,816,917)
Change in fair value of crypto assets	35,067	-
Gain from disposal of subsidiaries	(1,013,977)	-
Net loss on marketable securities	-	170,817
Changes in operating assets and liabilities:
Accounts receivable	622,399	(1,596,297)
Inventories	(13,908)	16,829
Other receivables and other assets	(69,271)	(7,110,970)
Other receivable, a related party	(2,567)	-
Prepayments	32,264	92,751
Accounts payable	25,086	(5,740)
Customer deposits	122	(75,108)
Contract liability	16,699	(201,457)
Other payables and accrued liabilities	570,003	2,901,795
Operating lease liabilities	(36,967)	(23,073)
Income tax payables	80,055	86,410
Net cash used in operating activities	(6,884,451)	(9,481,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,052,587)	(14,818)
Proceeds from sales of motor vehicle	-	38,864
Investment in crypto asset yield arrangement (crypto assets receivable)	(300,957)	-
Purchases of intangible asset	(1,684,129)	-
Prepayment of purchase consideration for business combination	-	(223,768)
Net cash received from business combination	15,014	-
Cash release from disposal of subsidiaries	(2,226)	-
Collaboration deposit	(53,310)	(5,572,287)
Proceeds from sale of investment in marketable securities	-	816
Net cash used in investing activities	(3,078,195)	(5,771,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in market offering	12,739	2,458,453
Proceeds from issuance of common stock and warrant under share purchase agreement	7,088,118	11,737,271
Proceeds from issuance of common stock under subscription agreements	1,000,000	1,177,000
Proceeds from exercise of warrants into common stock	1,357,577	63,567
Proceeds from direct offering	2,500,000	-
Payments of offering costs	(340,000)	-
Proceeds from insurance loan	72,625	51,211
Principal payments of insurance loan	(75,482)	(49,092)
Payments of related party loan	(5,289)	(4,823)
Cash paid in acquired additional controlling interest from a subsidiary	(10)	-
Net cash provided by financing activities	11,610,278	15,433,587

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(293,165)	(144,013)

INCREASE IN CASH AND CASH EQUIVALENTS	1,354,467	36,882

CASH AND CASH EQUIVALENTS, beginning of year	236,895	200,013

CASH AND CASH EQUIVALENTS, end of year	$1,591,362	$236,895

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$121,200	$183,222
Interest paid	$3,752	$2,062

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Vesting of employee stock compensation	$-	$208,445
Right-of-use assets in exchange for operating lease liabilities	$133,959	$113,243
Financing insurance premium paid by insurance loan	$-	$56,669
Issuance of common stock for software development	$-	$17,408,579
Issuance of common stock for acquiring intangible assets	$3,870,000	$-
Issuance of common stock for prepaid consulting fee	$3,000,000	$-
Acquisition of intangible assets through settlement of other receivables	$-	$620,000
Allocation of fair value of derivative liabilities for issuance of common stock	$10,797,112	$2,450,227
Fair value of derivative liabilities upon exercise of warrants	$4,614,985	$249,424

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

The accompanying consolidated financial statements reflect the activities of TGL and each of the following entities.

Name	Background		Ownership
TADAA Technologies Sdn. Bhd (formerly known as ZCity Sdn Bhd and Gem Reward Sdn. Bhd.) (“TADAA Technologies”)	● ● ●	A Malaysian company Incorporated in June 2017 Operated O2O e-commerce platform known as ZCITY	100% owned by TGL
TADAA Ventures Sdn. Bhd (formerly known as VWXYZ Venture Sdn. Bhd underwent a name change on July 29, 2025.) (“TADAA Ventures”) (1) (4)	● ● ●	A Malaysian company Incorporated in July 2024 Holding company	100% owned by TGL
Bowlcrafted Sdn. Bhd. (“Bowlcrafted”) (2) (4)	● ●	A Malaysian company Incorporated in September 2025	100% owned by TADAA Ventures
TADAA Capital Sdn. Bhd (“TADAA Capital”) (3)	● ●	A Malaysian company Incorporated in August 2025	100% owned by TGL
Tazte Technology Sdn.Bhd.(“Tazte Technology”) (5) (6)	● ●	A Malaysian company Incorporated in March 2024	100% owned by TADAA Technologies
EVIX Technologies Sdn.Bhd.(“EVIX Technologies”) (7)	● ●	A Malaysian company Incorporated in May 2026	70% owned by TADAA Capital
TADAA Limited	● ●	A British Virgin Islands (“BVI”) company Incorporated in October 2025	100% owned by TGL

(1)	TADAA Ventures is a holding company incorporated in July 2024, under the laws of Malaysia. As of June 30, 2026, TADAA Ventures has no substantive operations.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)	Bowlcrafted is a food and beverage company incorporated in September 2025, under the laws of Malaysia. As of June 30,2026, Bowlcrafted has no substantive operations.

(3)	TADAA Capital is a holding company incorporated in August 2025, under the laws of Malaysia. As of June 30,2026, TADAA Capital has no substantive operations.

(4)	On December 22, 2025, the Company entered into a Share Sale Agreement (“SPA”) with a third party (the “Buyer”) to dispose of its entire equity interest in Tadaa Ventures and its subsidiary Bowlcrafted. The consideration for the transaction consists of ordinary shares of Reveillon Group Limited with an agreed aggregate value of $1,400,000. Control of Tadaa Ventures and Bowlcrafted was transferred to the Buyer on February 10, 2026 (“Disposal Date”), and accordingly, both entities were deconsolidated from the Company’s consolidated financial statements as of that date. As a result of the deconsolidation, the Company recognized a gain of $1,013,977. The Company determined that the deconsolidation does not meet the criteria for discontinued operations presentation in accordance with ASC 205-20, as the disposal does not represent a strategic shift that has a major effect on the Company’s operations or financial results.

In connection with the disposal, the Company recognized a gain of $1,013,977, calculated as follows:

Disposal Date
Share Consideration	$1,400,000
Less: Net assets of Tadaa Venture and Bowlcrafted	386,023
Gain from disposal of Tadaa Venture and Bowlcrafted	$1,013,977

(5)	In February 23, 2026, the Company entered into a Share Sale Agreement with a third party for the proposed acquisition of Tazte Technology Sdn. Bhd. (“Tazte”). The acquisition was completed on April 23, 2026, upon which Tazte became a wholly owned subsidiary of the Company. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. (see Note 3)

(6)

In May 2026, EVIX Technologies Sdn. Bhd. (“EVIX”) was incorporated in Malaysia pursuant to a joint venture agreement entered into among TADAA Capital, and two third parties. Upon incorporation, TADAA Capital held a 70% ownership interest in EVIX and had the contractual right to appoint a majority of EVIX’s board of directors. The board is responsible for directing EVIX’s strategic, financial, and operating activities. Accordingly, the Company determined that it controlled EVIX and consolidated EVIX from its incorporation date.

In June 2026, TADAA Capital transferred al 19% ownership interest in EVIX to one of the noncontrolling shareholders, decreasing its ownership interest from 70% to 51%. Because the Company retained control of EVIX before and after the transaction, the acquisition of the additional interest was accounted for as an equity transaction with the noncontrolling interest, with no gain or loss recognized.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity and the substantial doubt about its ability to continue as a going concern, the Company monitors and analyzes cash on hand and operating expenditure commitments. The Company’s liquidity needs are to meet working capital requirements and operating expense obligations. To date, the Company has financed its operations primarily through cash flows from contributions from stockholders, issuance of convertible notes from third parties and related parties, related party loans, and various public offerings.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to: (1) recurring loss from operations of approximately $16.4 million for the year ended June 30, 2026; (2) accumulated deficit of approximately $72.5 million as of June 30, 2026; and (3) net operating cash outflow of approximately $6.9 million for the year ended June 30,2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended June 30, 2026, the Company raised additional capital through various equity financing arrangements, including at-the-market offerings, share purchase arrangements, subscription agreements and a registered direct offering. Subsequent to June 30, 2026 and through the date of issuance of these consolidated financial statements, the Company continued to raise additional capital through equity financings, including net proceeds of approximately $1.0 million from its at-the-market offering and additional proceeds of $0.6 million pursuant to a subscription agreement.

Management plans to continue to seek additional equity financing and implement measures to manage operating expenditures to support the Company’s working capital requirements and meet its obligations as they become due. However, the Company’s ability to obtain additional financing is subject to uncertainty, and there can be no assurance that additional financing will be available on acceptable terms, or at all.

Despite receiving the net proceeds from the various offerings, the Company’s management is of the opinion that it will not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due starting from one year from the date of this report due to the recurring loss. Therefore, management has determined that there is a substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, it may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through equity financing to support its working capital

However, there is no guarantee that the substantial doubt about the Company’s ability to continue as a going concern will be alleviated.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary is entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the impairment of long-lived assets and goodwill, allowance for credit loss, realization of deferred tax assets, fair value of the stock-based compensation, fair value of the warrants issued, derivative assets and derivative liabilities. Actual results could differ from these estimates.

Business Combination

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 “Business Combinations.” The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers and liabilities incurred by the Company and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiaries acquired, the difference is recognized directly in the consolidated statements of operations and comprehensive loss. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive loss.

Non-controlling interests

For the Company’s non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive loss. Cash flows related to transactions with non-controlling interests are presented under financing activities in the consolidated statements of cash flows.

Segment reporting

The Company’s Chief Executive Officer is identified as the Company’s chief operating decision-maker (“CODM”). The CODM reviews financial information presented on a consolidated basis, together with disaggregated financial information for the Company’s operating segments, and evaluates segment performance and allocates resources primarily based on segment profit (loss).

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2025, the Company introduced a new revenue stream through customized software development services. Based on the qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has two reportable segments: (i) payment processing and e-commerce operations through its ZCITY platform and (ii) customized software development.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of June 30,
	2026	2025
Period-end MYR: US$1 exchange rate	4.08	4.21

	For the years ended June 30,
	2026	2025
Period-average MYR: US$1 exchange rate	4.08	4.40

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

Crypto assets receivable

The Company enters into crypto asset yield arrangements with third-party platforms whereby stablecoins, USDT are transferred to the platform for a fixed contractual term in exchange for yield payments. During the contractual term, the principal balance is restricted from withdrawal, and the Company maintains a contractual right to receive the same quantity of USDT upon maturity. The Company accounts for the locked principal balance as a crypto assets receivable. The crypto assets receivable is initially recognized at cost, representing the fair value of the digital assets transferred to the platform on the transaction date, and is subsequently measured at fair value at each reporting date in accordance with ASC 350-60, Accounting for and Disclosure of Crypto Assets, with changes in fair value recognized in earnings. The Company also evaluates the crypto assets receivable for expected credit losses by considering the counterparty’s financial condition, historical experience, and other relevant factors. As of June 30, 2026, no allowance for credit losses was recognized. The changes in fair value recognized for the years ended June 30, 2026 were immaterial.

Crypto Assets

Crypto assets primarily consist of USDT earned from crypto asset yield arrangements and Ethereum purchased using such USDT. The Company’s crypto assets are freely withdrawable, tradable, or available for use by the Company. Digital assets received as interest income are initially recognized at fair value on the date earned and are subsequently measured at fair value at each reporting date in accordance with ASC 350-60, with changes in fair value recognized in earnings. The changes in fair value recognized for the year ended June 30, 2026 and 2025 were $35,067 and $0, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides various payment terms from cash due on delivery to 90 days based on customer’s credibility. Accounts receivable include money due from sales of software development, and sales of health care products on its ZCITY platform. The carrying value of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected. The Company measures the allowance for credit losses on a current expected credit loss basis in accordance with ASC 326, Financial Instruments—Credit Losses, using an assessment of historical loss experience, accounts aging, specific evidence indicating collection is unlikely, the financial condition of the customer, industry trends and reasonable and supportable forecasts of future economic conditions. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance for credit losses when it is considered necessary. Account balances are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2026 and 2025, the Company recorded $735,214 and $9,924 of allowance for credit losses, respectively.

Inventories

Inventories are stated at the lower cost or net realizable value, cost being determined on a first in first out method. Costs include gift card or “E-voucher” pin code which are purchased from the Company’s suppliers as merchandized goods or store credit. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the year ended June 30, 2026 and 2025, no write-downs for estimated obsolescence or unmarketable inventories were recorded.

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

Starting from July 1, 2023, the Company adopted ASC Topic 326 on its other receivables using the modified retrospective approach. The new credit loss guidance replaces the old model for measuring the allowance for credit losses with a model that is based on the expected losses rather than incurred losses. Under the new accounting guidance, the Company measures credit losses on its other receivables using the current expected credit loss model under ASC 326. As of June 30, 2026 and 2025, the Company provided allowance for credit loss of $3,794,619 and $1,078,353, respectively.

Prepayment

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any prepayments determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2026 and 2025, the Company did not record allowance for doubtful account against prepayment.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative assets

In connection with the settlement of certain receivables, the Company has contractual rights to receive equity securities of third parties upon the satisfaction of specified contractual conditions. The underlying equity securities are held in escrow and are subject to contractual restrictions that prevent the Company from obtaining present control of the shares. Accordingly, upon settlement of the respective receivables (Note 5), the Company recognizes the contractual rights to receive the underlying equity securities as derivative assets rather than equity securities.

The Company evaluates these contractual rights in accordance with ASC 815, Derivatives and Hedging. The derivative assets are initially recognized at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss) until the contractual rights are settled, expire or are otherwise extinguished. The fair values of these derivative assets are determined in accordance with ASC 820, Fair Value Measurement.

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

Intangible assets, net

The Company’s acquired intangible assets with definite useful lives only consist of internal used software. The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its internal use software with definite useful lives on a straight-line basis over the shorter of the contractual terms or the estimated economic lives, which is determined to be approximately one to five years. For the years ended June 30, 2026 and 2025, the Company recorded $3,044,877 and $19,517,303 impairment of intangible assets, respectively.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, or more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive income (loss). Impairment losses on goodwill are not reversed.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred.

An entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. However, ASU 2017-04 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount.

For the years ended June 30, 2026, management evaluated impairment of goodwill by performing qualitative assessment on its reporting units and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, and therefore, no impairment loss on goodwill was recognized for the year ended June 30, 2026.

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2026 and 2025, $3,044,877 and $19,517,303 impairment of long-lived assets were recognized, respectively.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company primarily sells discounted gift cards (or E-vouchers) from retailers, health care products and computer products through individual order directly through the Company’s online marketplace platform and its mobile application (“ZCITY”). When the Company is acting as a principal in the transaction, the Company accounts for the revenue generated from its sales of E-vouchers, health care products, and computer products on a gross basis as the Company is responsible for fulfilling the promise to provide the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. In making this determination, the Company assesses whether it is primarily obligated in these transactions, is subject to inventory risk, has latitude in establishing prices, or has met several but not all of these indicators in accordance with ASC 606-10-55-36 through 40. The Company determined that it is primarily responsible for fulfilling the promise to provide the specified good as the Company directly purchases and pays for in full the applicable E-voucher, health care products and computer products from the vendors prior to posting such products for sale on its online marketplace platform and prior to taking any orders for sales of such products. Meanwhile, the Company maintained an average daily inventory of $83,377 to support an average 3.9 days of sales during the year ended June 30, 2026, which demonstrate the Company had control over the products prior to selling it to the customers as the ownership of the products did not transfer momentarily to the customer after the Company purchased the products from vendors. In addition, the Company cannot return the products to the vendors due to lack of sales which demonstrated that the Company is subject to inventory risk, and it has discretion in establishing the price of the products which has demonstrated that the Company has the ability to direct the use of that good or service and obtain substantially all of the remaining benefits

In certain instances, the Company is acting as an agent in the transaction and is engaging in drop shipping arrangements for health care, where the products were shipped directly from the vendors to the customers. In these drop shipping transactions, the Company was not primarily responsible for fulfilling the promise to deliver the products to the customers, and as a result, did not exercise control over the goods or assume any inventory risks. Therefore, the Company determined that revenue from sales of products under the drop shipping arrangements were recognized on a net basis.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the sales of E-vouchers, health care products, and computer products revenue when the control of the specified goods is transferred to its customer. No refund or return policy is provided to the customer. Payment is received before the goods are delivered to customers, as such no financing component has been recognized as the payment terms are for reasons other than financing. The products are sold without any warranty provided. For the year ended June 30, 2026 and 2025, approximately $25,676 and $34,000 of product revenues are related to non-spending related activities with the same amount recorded as selling expenses, respectively.

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

Disaggregated information of revenues by products/services are as follows:

	For the years ended June 30,
	2026	2025
Gift card or “E-voucher” revenue (1)	$5,094,944	$118,431
Health care products, computer products, and food and beverage products revenue (1)	45,056	298,722
Loyalty program revenue (1)	17,597	202,744
Transaction revenue (1)	12,187	127,127
Member subscription revenue (2)	-	103,533
Total revenues from ZCITY platform	5,169,784	850,557

Revenue from Customized software development (2)	-	1,480,000
Total revenue	$5,169,784	$2,330,557

(1)	Revenue recognized at a point in time.

(2)	Revenue recognized over time.

Cost of revenue

Cost of revenue sold mainly consists of the purchases of gift cards or “E-voucher” pin codes, and health care products, which are directly attributable to the sales of products on the Company’s online marketplace platform. In addition, cost of revenue sold also includes labor and subcontracted development resource costs related to customized software development services.

Advertising costs

Advertising costs amounted to $1,207,891 and $99,656 for the year ended June 30, 2026 and 2025, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and development

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team.

Research and development expenses include salaries and other compensation-related expenses to the Company’s research and product development personnel, and related expenses for the Company’s research and product development team. Research and development expenses amounted to $1,646,230 and $215,900 for year ended June 30, 2026 and 2025, respectively.

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

Total expenses for the plans were $93,284 and $83,771 for the year ended June 30,2026 and 2025, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the year ended June 30, 2026 and 2025.

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

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Net loss refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity. Other comprehensive loss is excluded from net loss. Other comprehensive loss consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

Loss per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the year ended June 30, 2026 and 2025, 477,540 and 2 contingent shares to be issued to the investor, underwriters and convertible note holders are excluded in the diluted EPS calculation due to its anti-diluted effect, respectively.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value for certain assets and liabilities such as cash and cash equivalents, accounts receivable, inventories, other receivables and other current assets, prepayments, accounts payable, customers deposits, contract liabilities, other payables and accrued liabilities have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its related party loan and insurance loan, approximate fair value based on current yields for debt instruments with similar terms. The fair value of crypto assets receivable and crypto assets is based on market price in an active market (Level 1) at the end of each reporting period. The Company’s derivative assets related to contractual rights to receive equity securities held in escrow are classified within Level 3 of the fair value hierarchy. The fair value of these derivative assets is determined with reference to independent third-party valuations using primarily the discounted cash flow method. The Company remeasures the derivative assets at fair value at the end of each reporting period, with changes in fair value recognized in earnings. There were no changes in the valuation techniques or approaches used for the Level 3 derivative asset measurements during the period. (See Note 5) The Company’s warrants issued to Alumni Capital under Share Purchase Agreement (see Note 16) is not traded in an active securities market (level 3); therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on grant date and at the end of each reporting period.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and 2025:

	June 30, 2026	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Assets:
Crypto assets receivable	$299,550	$299,550	$-	$-
Crypto assets	$148,631	$148,631	$-	$-
Derivative assets (Contractual rights to receive shares under Escrow Agreements)	$3,665,000	$-	$-	$3,665,000

Liabilities:
Derivative liabilities (Warrant issued under Share Purchase Agreement)	$1,187,876	$-	$-	$1,187,876

	June 30, 2025	Quoted Prices in Active Market (Level 1)	Significant Other Observable Input (Level 2)	Significant Other Unobservable Input (Level 3)

Liabilities:
Derivative liabilities	$383,886	$-	$-	$383,886

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the year ended June 30, 2026 and 2025:

Crypto assets receivable
Balance as of June 30, 2025	$-
USDT receivable from crypto asset yield arrangements	299,550
Change in fair value of crypto assets	-
Balance as of June 30, 2026	$299,550

	Crypto assets
	USDT	Ethereum	Total
Balance as of June 30, 2025	$-	$-	$-
USDT earned from crypto asset yield arrangements	183,698	-	183,698
USDT used to purchase Ethereum	(176,275)	176,275	-
Change in fair value of crypto assets	-	(35,067)	(35,067)
Balance as of June 30, 2026	$7,423	$141,208	$148,631

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative assets
(Contractual rights to receive shares under Escrow Agreements)
Balance as of June 30, 2025	$-
Derivative assets recognized upon settlement of certain receivable (Note 5)	4,400,000
Change in fair value of derivative assets	(735,000)
Balance as of June 30, 2026	$3,665,000

Warrant issued under Share Purchase Agreement
Balance as of June 30, 2024	$-
Derivative liabilities recognized at grant date	2,450,227
Change in fair value of derivative liabilities	(1,816,917)
Exercised of warrants	(249,424)
Balance as of June 30, 2025	383,886
Derivative liabilities recognized at grant date	10,797,112
Change in fair value of derivative liabilities	(5,378,137)
Exercised of warrants	(4,614,985)
Balance as of June 30, 2026	$1,187,876

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews the impairment of its ROU asset consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liability in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the year ended June 30, 2026 and 2025, the Company did not recognize impairment loss on its operating lease ROU asset.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of the fiscal year ending June 30, 2026, and early adoption is permitted. The Company adopted ASU 2020-06 on July 1, 2025.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2023-09 on July 1, 2025 and elected to apply the amendments on a prospective basis.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires an entity to measure crypto assets within its scope at fair value at each reporting date, with changes in fair value recognized in net income, and requires additional disclosures regarding significant crypto asset holdings, contractual sale restrictions and a rollforward of crypto asset activity. ASU 2023-08 is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2023-08 on July 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

-	Recent accounting pronouncements not yet adopted

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Accordingly, the Company expects to first adopt the disclosure requirements in its annual reporting period beginning July 1, 2027. The Company is currently evaluating the impact of adopting the standard on the Company’s consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted, and is applied prospectively. The Company is currently evaluating the impact of adopting the standard on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 removes references to software development project stages and requires an entity to begin capitalizing software costs when management has authorized and committed to funding the project and it is probable the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Company’s consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Business combination

-	Acquisition of TAZTE Technology Sdn. Bhd.

On February 23, 2026,   the Company entered into a Share Sale Agreement (the “SPA”) with Mohd Fadli Bin Wahab (the “Vendor”) to acquire 100% of the issued and outstanding share capital of TAZTE Technology Sdn. Bhd. (“TAZTE”) for cash consideration of RM1,000. TAZTE is a private company incorporated in Malaysia on March 8, 2024, and its principal activities include internet-based retail sales of products and the delivery of diverse food services.

On March 2, 2026, TADAA and the Vendor entered into a supplemental agreement that amended certain terms of the SPA, including requiring the Vendor to remain in office and maintain his position with TAZTE for a two-month transitional period commencing on February 23, 2026. The transitional period was completed on April 23, 2026. Upon satisfaction of the applicable closing requirements, the acquisition was completed on April 23, 2026, at which time the Company obtained control of TAZTE and TAZTE became a wholly owned subsidiary of the Company. Accordingly, April 23, 2026 was determined to be the acquisition date for accounting purposes.

The Company’s acquisition of TAZTE was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company allocated the purchase price of TAZTE based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB using the fair value approach. Management of the Company is responsible for determining the fair value of assets acquired and liabilities assumed as of the acquisition date. Acquisition-related costs incurred for the acquisition were not material and were expensed as incurred in general and administrative expenses. The results of operations of TAZTE have been included in the Company’s consolidated financial statements beginning on April 23, 2026.

Based on assessments using the income test, asset test, and investment test pursuant to S-X Rule 3-05, the Company concluded that the acquisition of TAZTE was not significant. The acquisition did not exceed the applicable significance threshold under any of the three significance tests. Pursuant to ASC 805-10-50-2(h), the unaudited pro forma information of the Company for the years ended June 30, 2026 and 2025 set forth below gives effect to the business combination as if it had occurred on July 1, 2024 and combines the results of operations of the Company and TAZTE since then. The unaudited pro forma information is presented after applying the Company’s accounting policies and eliminating intra-entity transactions, as applicable. The unaudited pro forma information does not include any impact of transaction synergies and is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the business combination been consummated as of that date or that may result in the future.

	For the Year ended June 30,	For the Year ended June 30,
	2026	2025
Unaudited pro forma revenue	$5,171,355	$2,333,158
Unaudited pro forma net loss	$(11,675,701)	$(23,597,428)

The following tables summarizes the consideration transferred to acquiring TAZTE at the date of acquisition:

Cash consideration	$244

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of TAZTE:

Fair value as of acquisition date
Total consideration	244
Less: net assets of TAZTE:
Cash and cash equivalent	14,798
Property and equipment, net	830
Other receivable and other current assets	514
Total assets	16,142
Other payable and accrued liabilities	(535,675)
Contract liabilities	(3,307)
Total liabilities	(538,982)
Total net deficit of TAZTE	(522,840)
Goodwill	$523,084

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The Company evaluated the assets acquired to determine whether any separately identifiable intangible assets met the recognition criteria under ASC 805. Based on management’s assessment, no separately identifiable intangible assets were identified as of the acquisition date. Accordingly, no identifiable intangible assets or related deferred tax liabilities were recognized as part of the purchase price allocation. The assembled workforce acquired as part of the transaction does not qualify for separate recognition as an identifiable intangible asset and is included in goodwill.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the 100% equity interest in TAZTE based on a number of factors, including financial forecasts and market-based valuation information. Management of the Company is responsible for determining the fair values of the assets acquired and liabilities assumed as of the acquisition date.

The goodwill, which is not deductible for income tax purposes, is primarily attributed to the expected synergies from integrating TAZTE’s operations with the Company’s existing ZCITY platform. The acquisition of TAZTE is strategically aimed at enhancing the Company’s digital ecosystem through collaboration between the TAZTE program and the ZCITY platform. By integrating TAZTE’s internet-based retail and food-delivery capabilities with ZCITY, the Company expects to broaden the services available through its digital ecosystem and enhance engagement with merchants and consumers. The synergy between the TAZTE program and the ZCITY platform is expected to expand the Company’s service offerings and customer reach.

Note 4 – Crypto Assets

The following table presents the Company’s significant crypto asset holdings as of June 30, 2026:

	June 30, 2026
	Quantity	Cost Basis	Fair Value
USDT	7,423	$7,423	$7,423
Ethereum	88	176,275	141,208
Total		$183,698	$148,631

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Derivative assets

Contractual Right to Receive Shares – V Gallant

On October 29, 2024, the Company entered into a service agreement with V Gallant Sdn. Bhd. (“V Gallant”) to provide generative AI solutions and AI digital human technology services, which was subsequently amended to include AI cloud infrastructure services. On January 6, 2026, the Company and V Gallant mutually agreed to terminate the service agreement and related supplemental agreements. In connection with the termination, V Gallant agreed to compensate the Company in the amount of $5,200,000 through the issuance of 1,300,000 ordinary shares of V Gallant Limited at an agreed value of $4.00 per share. The shares were placed in escrow and remained subject to certain contractual conditions prior to their release to the Company.

The Company determined that it did not obtain control of the underlying shares and instead obtained a contractual right to receive the shares, which is accounted for as a derivative asset under ASC 815, Derivatives and Hedging. The fair value was determined with reference to an independent third-party valuation using primarily the discounted cash flow (“DCF”) method. The DCF valuation was based on projected cash flows for the financial years 2026 through 2030 and utilized a weighted average cost of capital (“WACC”) of 16.0% as a significant unobservable input, with terminal value determined using a perpetual-growth methodology. The contractual right was initially recognized at a fair value of $3,000,000. As of June 30, 2026, the DCF method indicated a value of $1.71 per underlying share, resulting in a fair value of the derivative asset of $2,223,000. The Company recognized a loss from the change in fair value of $777,000 for the year ended June 30, 2026. The derivative asset was classified within Level 3 of the fair value hierarchy.

Contractual Right to Receive Shares – Reveillon Group Limited (“RG”)

On December 22, 2025, the Company entered into a Share Sale Agreement with a third party to dispose of its entire equity interest in TADAA Ventures and its subsidiary, Bowlcrafted, in exchange for 700,000 ordinary shares of Reveillon Group Limited (“RG Shares”) with an agreed aggregate value of $1,400,000. The RG Shares were placed in escrow and remained subject to certain contractual conditions and restrictions prior to their release to the Company.

The Company determined that it did not obtain control of the underlying RG Shares and instead obtained a contractual right associated with the shares, which is accounted for as a derivative asset under ASC 815. The fair value was determined with reference to an independent third-party valuation using primarily the DCF method. The DCF valuation was based on projected cash flows for the financial years 2026 through 2030 and utilized a WACC of 11.0% as a significant unobservable input, with terminal value determined using a perpetual-growth methodology. The contractual right was initially recognized at a fair value of $1,400,000. As of June 30, 2026, the DCF method indicated a value of $2.06 per underlying share, resulting in a fair value of the derivative asset of $1,442,000. The Company recognized a gain from the change in fair value of $42,000 for the year ended June 30, 2026. The derivative asset was classified within Level 3 of the fair value hierarchy.

Note 6 – Accounts receivable, net

	As of June 30, 2026	As of June 30, 2025

Accounts receivable	$980,814	$1,602,825
Provision for estimated credit losses	(735,214)	(9,924)
Total accounts receivable, net	$245,600	$1,592,901

Movements of provision for accounts receivable’s estimated credit losses are as follows:

	As of June 30, 2026	As of June 30, 2025

Beginning balance	$9,924	$1,100
Addition	725,125	8,512
Exchange rate effect	165	312
Ending balance	$735,214	$9,924

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Inventories

Inventories consist of the following:

	As of June 30, 2026	As of June 30, 2025

Gift card (or E-voucher)	$22,687	$13,184

Note 8 – Other receivables and other current assets, net

	As of June 30, 2026	As of June 30, 2025

Collaboration deposits (i)	$5,625,597	$5,572,287
Deposits (ii)	197,282	210,172
Prepaid tax	1,822	1,768
Prepaid expense (iii)	142,080	62,341
Prepaid technical support and maintenance fee (v)	2,480,000	3,600,000
Software development deposit (iv)	1,739,177	725,994
Prepaid investment (vii)	241,714	228,942
Other receivable (vi)	142,865	119,732
Total other receivables and other current assets	10,570,537	10,521,236
Provision for estimated credit loss	(3,794,619)	(1,078,353)
Total other receivables and other current assets	$6,775,918	$9,442,883
Current	$3,390,022	$3,361,862
Non-current	$3,385,896	$6,081,021

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

On January 1, 2026, the Company and CLSB entered into a termination agreement pursuant to which the Partnership Agreement was terminated effective January 1, 2026. In connection with the termination, CLSB agreed to repay the outstanding collaboration deposits to the Company pursuant to a milestone-based payment schedule. Under the agreed payment schedule, CLSB is required to make monthly payments of $47,348 from February 2026 through December 2030, followed by a payment of $47,349 in January 2031 and a final lump-sum payment of $2,913,304 in February 2031.

As of June 30, 2026, the outstanding collaboration deposit was $5,625,597, of which $568,182 and $5,057,415 were classified as current and non-current, respectively, based on the contractual repayment schedule. As of June 30, 2026, the Company recorded an allowance for expected credit losses of $2,531,519 against the collaboration deposit. Subsequent to June 30, 2026 and through the date of issuance of these consolidated financial statements, the Company received repayments of $331,000 from CLSB.

(ii)	The balance of deposits mainly represented deposit made by the Company to a third-party service provider to secure the service, security deposit consists of rent and utilities, and others. As of June 30, 2026 and 2025, $174,489 and $118,810 estimated credit loss was recorded against doubtful receivables, respectively.

(iii)	The balance of prepaid expense mainly represented prepayment made by the Company to third parties for license fee, cyber security service, director & officer liability insurance (“D&O Insurance”) or other professional service.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(iv)

The balance of software development deposit consists as following:

On July 20, 2023, the Company entered into a software development agreement (the “Agreement”) with Nexgen Advisory Sdn Bhd (“Nexgen”), an unrelated third party. Pursuant to the Agreement, the Company engaged with Nexgen in software development related to the creation of an artificial intelligence-powered travel platform. The Company had made a $209,768 service deposit to Nexgen; however, the service had not yet commenced. On September 25, 2023, the Company terminated the Agreement with Nexgen. As of June 30, 2026, $111,777 of the service deposit was refunded by Nexgen. As of June 30, 2026 and 2025, $97,991 and $95,049 estimated credit loss was recorded against the software development deposits, respectively.

On July 18, 2024, the Company entered into an agreement with Musli Development Sdn Bhd (“Musli”) and V Galactech Sdn. Bhd (“V Galactech”) for the provision of subcontractor services related to developing smart campus management system at the Enforcement Leadership & Management University, Malaysia. Under the terms of these agreements, both Musli and V Galactech were engaged to provide services including infrastructure cabling, wiring, and network design consultancy for a total amount of $727,626 and $242,542, respectively. As of June 30, 2026, the Company had remitted a service deposit of $412,380 and $218,566 to Musli and V Gallant, respectively. As of June 30, 2026 and 2025, $630,946 estimated credit loss were recorded against the software development deposits to V Galactech and Musli.

On March 11, 2026, the Company entered into a Software Enhancement Agreement on behalf of Tazte with Apexcode Innovations Sdn. Bhd. to provide technology development and enhancement services for the Tazte Apps platform for a total contract consideration of $2,866,242. As of June 30, 2026, Phase 1 of the software development project had been completed, and $955,414 of the related development costs had been transferred to intangible assets. The remaining amount of approximately $110,240 related to development services not yet completed was recorded as software deposit as of June 30, 2026.

On May 28, 2026, the Company entered into a Software Development Agreement with Nexe Cloud Limited (“Nexe”), pursuant to which Nexe agreed to provide software development services to the Company for a total contract price of $2,200,000. Under the agreement, Nexe is responsible for the development and delivery of the software and related services in accordance with the specifications and milestones set forth in the agreement. The contract price is payable in installments upon the achievement of specified development milestones and project acceptance. As of June 30, 2026, the Company had paid an aggregate amount of $900,000 pursuant to the Nexe agreement.

(v)

The balance of prepaid technical support and maintenance fee consists as following:

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification. The Company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. The Service Fee includes an upfront payment for the development costs of the mini-game modules, as well as the payment of a flat fee of $10,000 per month, starting from the delivery of the first mini-game module, for the ongoing technical support for a period of five years. As of June 30, 2026, the first mini-game module has been delivered to the Company. Consequently, a total of $600,000 in prepaid technical support fees paid to OCTA through the issuance of the Company’s common stock has been recorded as a prepaid expense. As of June 30, 2026, the remaining balance of the prepaid technical support fees was $480,000, of which $360,000 was classified as non-current.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 21, 2025 and October 27, 2025, the Company entered into service agreements with WeShare Management Sdn. Bhd. (“WeShare”) and Astute All Advisory Ltd. (“Astute”), respectively, pursuant to which WeShare and Astute agreed to provide management consultancy, business strategy, and advisory services to the Company. The WeShare agreement has a two-year term beginning October 21, 2025, and the Astute agreement has a 24-month term beginning October 27, 2025. The service fees under each agreement consist of total consideration of $1,500,000, payable through the issuance of the Company’s common stock. As of June 30, 2026, the Company had issued 83,334 and 88,236 shares to Astute and WeShare, respectively (See Note 16) with an aggregate fair value of $3,000,000   as prepaid service fee. As of June 30, 2026, the remaining balance of the prepaid service fees was $2,000,000 of which $500,000 is classified as non-current, with the remainder classified as current.

(vi)

The balance of other receivable mainly consists as following:

On May 24, 2024, the Company disposed of all of its equity interest in Foodlink and its subsidiaries Morgan for a consideration of $148,500. As of June 30, 2026, the Company has collected $30,540 from the Purchaser. As of June 30, 2026 and 2025, $117,960 and $117,932 estimated credit loss were recorded against other receivable.

(vii)

The balance of prepaid investment consists as following:

On February 11, 2025, TADAA Ventures, entered into a Share Purchase Agreement (“SPA”) with Amystic Commerce Sdn Bhd (“Amystic”), a private company incorporated in Malaysia. Pursuant to the SPA, TADAA Ventures will acquire 51% of the ordinary shares (“the Sale Shares”) in Tien Ming Distribution Sdn Bhd (“Tien Ming”), a private company incorporated in Malaysia principally involved in distribution of all kinds of consumer products, providing logistics and acting as traders. The purchase price for the Sale Shares is RM 5,100.00. The acquisition is part of TADAA Ventures’ commitment to invest up to RM 3,000,000.00 in the Tien Ming Distribution to support its operations and obligations to provide warehousing and fulfilment delivery services for F&N Beverages Marketing Sdn Bhd. As of June 30, 2026, the Company reviewed its investment in Tien Ming and determined to initiate the termination of the acquisition due to the Company’s lack of control and significant influence over the entity. In connection with the share buyback arrangement dated December 15, 2025, the Company had relinquished and ceased to exercise control over the management and operations of Tien Ming, and the nominee director appointed by the Company had resigned. Pursuant to the Share Buyback Letter, the shareholder loan advanced by the Company’s subsidiary to Tien Ming was converted into a third-party loan repayable by Tien Ming. In addition, pursuant to the Debt Assignment Agreement dated February 1, 2026, all rights, title, interests and benefits relating to the assigned debt amount were transferred to the Company.

As a result, the prepaid investment balance of $241,714 related to the Tien Ming acquisition was reclassified as a receivable from Tien Ming. As of the issuance date of these consolidated financial statements, the Company had not collected the outstanding balance. Based on management’s assessment of collectability, including the uncertainty surrounding repayment and the lack of recovery as of the issuance date, the Company recognized a full allowance for expected credit losses of $241,714 as of June 30, 2026.

Movements of provision for other receivables’ estimated credit loss are as follows:

	As of June 30, 2026	As of June 30, 2025

Beginning balance	$1,078,353	$212,053
Addition	2,709,644	846,337
Exchange rate effect	6,622	19,963
Ending balance	$3,794,619	$1,078,353

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Prepayments

	As of June 30, 2026	As of June 30, 2025

Deposits to suppliers	$282,280	$304,771

Note 10 – Property and equipment, net

Property and equipment, net consist of the following:

	As of June 30, 2026	As of June 30, 2025

Computer and office equipment	$193,117	$184,545
Furniture and fixtures	86,194	81,551
Leasehold improvement	152,575	151,581
Subtotal	431,886	417,677
Less: accumulated depreciation	(370,080)	(308,138)
Total	$61,806	$109,539

Depreciation expense for the year ended June 30, 2026 and 2025 were amounted to $98,600, and $76,970, respectively.

Note 11 – Intangible assets, net

Intangible assets, net consisted of the following:

	As of June 30,	As of June 30,
	2026	2025

Internal use software development	$29,535,414	$23,980,607
Less: accumulated amortization	(1,418,427)	(1,418,427)
Less: impairment	(22,562,180)	(19,517,303)
Total intangible assets, net	$5,554,807	$3,044,877

Amortization expense for the year ended June 30, 2026 and 2025 was amounted to $0 and $796,684, respectively. Internal use software development costs of $5,554,807 capitalized during the year ended June 30, 2026 had not been placed in service as of June 30, 2026; accordingly, no amortization was recognized. Amortization will commence when the software is ready for its intended use and will be recognized on a straight-line basis over its estimated useful life.

For the years ended June 30, 2026 and 2025, the Company recognized impairment losses of $3,044,877 and $19,517,303, respectively, related to internal use software development, resulting in accumulated impairment of $22,562,180 and $19,517,303 as of June 30, 2026 and 2025, respectively. The impairment was primarily due to changes in the Company’s business strategy, which significantly reduced the expected future economic benefits associated with the affected assets. In accordance with ASC 360, the Company determined that the carrying amount of the intangible assets exceeds the estimated undiscounted future cash flows expected to result from its use, therefore, the Company recognized an impairment loss equal to the amount by which the carrying value exceeds its estimated fair value based on a discounted cash flows approach.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending June 30, 2027	$1,110,961
Twelve months ending June 30, 2028	1,110,961
Twelve months ending June 30, 2029	1,110,961
Twelve months ending June 30, 2030	1,110,961
Twelve months ending June 30, 2031	1,110,963
Total	$5,554,807

Note 12 – Investment in marketable securities

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

Movements in investment in marketable securities are as follows:

At fair value	As of June 30, 2026	As of June 30, 2025

Beginning balance	$-	$171,633
Addition	-	-
Net loss recognized for the year	-	(170,817)
Disposal	-	(816)
Closing balance	$-	$-

For the year ended June 30, 2026 and 2025, the Company did not recognize any unrealized gain/loss on marketable equity security, respectively.

Note 13 – Loans and notes

Insurance loan

In February 2024, the Company entered into loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 1”) of $74,078 with interest rate of 9.5% to be due in ten equal monthly instalments of $6,573. In December 2024, the remaining balance of Insurance loan had been paid in full.

In February 2025, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 2”) of $56,669 with interest rate of 10.0 % to be due in ten equal monthly instalments of $5,929. As of June 30, 2026 and 2025, the outstanding balance Insurance loan 2 were $0 and $40,490.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2026, the Company entered into another loan agreement with First Insurance Funding, to obtain a short-term loan (“Insurance loan 3”) of $61,731 with interest rate of 9.7% to be due in ten equal monthly instalments of $6,451. As of June 30, 2026, the outstanding balance Insurance loan 3 were $37,633. The funds from Insurance Loan 1,2, and 3 were exclusively allocated towards the payment of the Directors and Officers (D&O) insurance as indicated on Note 8.

For the year ended June 30, 2026 and 2025, interest expenses pertained to the insurance loans amounted to $2,715 and $2,671, respectively.

Note 14 – Other payables and accrued liabilities

	As of June 30, 2026	As of June 30, 2025

Accrued professional fees (i)	$904,523	$402,759
Accrued payroll	80,330	33,635
Accrued interest	2,743	2,661
Payables to merchant from ZCITY platform (ii)	170,420	169,790
Provision for share-based compensation adjustment (iii)	2,726,545	2,726,545
Provision for fixed value equity awards (iv)	177,079	-
Others	92,385	109,539
Total other payables and accrued liabilities	$4,154,025	$3,444,929

(i)	Accrued professional fees

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

The balance of provision for fixed value equity award represented the cumulative compensation cost recognized for fixed dollar awards that have been earned by employees through service rendered but have not yet been settled in shares as of June 30, 2026 (See Note 16).

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related party balances and transactions

Related party balances

Other receivable, a related party

Name of related party	Relationship	Nature	As of June 30, 2026	As of June 30, 2025

Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Equipment rental deposit	$16,717	$13,723

Other payables, related parties

Name of Related Party	Relationship	Nature	As of June 30, 2026	As of June 30, 2025

Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is a common shareholder	Operating expense paid on behalf	1,031	494

Related party loan

On December 7, 2020, the Company obtained right of use of a vehicle through signing a trust of deed with Chan Chong “Sam” Teo, the Chief Executive Officer and a shareholder of TGL. In return, the Company is obligated to remit monthly installment auto loan payment related to this vehicle on behalf of the related party mentioned above. The total amount of loan that the Company is entitled to repay is approximately $27,000 (RM 114,000). The auto loan bear 5.96% of interest rate per annum with 60 equal monthly installment payment due on the first of each month. As of June 30, 2026, such loan has an outstanding balance of $0.

The interest expense was $307 and $359 for the year ended June 30, 2026 and 2025, respectively.

Related party transactions

Operating expenses from related parties

Name of related party	Relationship	Nature	As of June 30, 2026	As of June 30, 2025

Ezytronic Sdn Bhd	Jau Long “Jerry” Ooi is the common shareholder	operating expense	$4,467	$7,948

Note 16 – Stockholders’ equity

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

All share and per share amounts presented herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect the cumulative effect of the April 7, 2025 1:50 reverse stock split and the December 5, 2025 1:20 reverse stock split.

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

As of June 30, 2026, the Company received an aggregated net proceed of $2,901,940, net of broker fee from issuance of 4,679 shares of common stock which sell through or to the Manager.

On January 28, 2026, the Company and a sales agent entered into an at-the-market offering agreement (the “ATM Agreement”). Pursuant to the ATM Agreement, the Company intends to issue and sell, from time to time, shares of the Company’s common stock, par value $0.00001 per share, through the sales agent at market prices prevailing at the time of sale. The Company agreed to pay the sales agent a placement fee equal to 2.5% of the gross sales price of shares sold under the ATM Agreement.

As of June 30, 2026, the Company received aggregate net proceeds of $12,739, net of placement fees, from the issuance and sale of 3,000 shares of common stock through the sales agent.

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

As of June 30, 2026, Alumni Capital had purchased approximately $18.8 million worth of the Company’s common stock, totaling 644,956 shares.

Common stock issued under subscription agreement

On November 27, 2024, the Company entered into a subscription agreement (the “Subscription Agreement 1”) with certain investors (the “Investors 1”). Pursuant to the Subscription Agreement 1, the Investors agreed to invest an aggregate amount of $1,177,000 (the “Investment Amount”) in exchange for 3,567 shares of the Company’s common stock (the “Offered Shares”), with a par value of $0.00001 per share, at a negotiated purchase price of $330 per share (the “Offering”). As of June 30, 2026 , the Company had issued all 3,567 shares to the Investors for total consideration of $1,177,000.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 7, 2025, the Company entered into subscription agreements (the “Subscription Agreement 2”) with two investors (“Investors 2”) for the purchase of 17,242 shares of the Company’s common stock for aggregate cash consideration of $400,000. As of June 30, 2026, the Company issued all 17,242 shares to the Investors 2 for total consideration of $400,000.

On May 26, 2026, the Company entered into a subscription agreement (the “Subscription Agreement”) with Legacy Trustee Berhad (the “Investor”). Pursuant to the Subscription Agreement, the Investor agreed to invest an aggregate amount of $1,200,000 (the “Investment Amount”) in the Company for shares of the Company’s common stock, par value $0.00001 per share, in four tranches of $300,000 each. The number of shares issuable under each tranche is determined by dividing the applicable tranche payment of $300,000 by the greater of (i) $3.88 per share and (ii) the closing price of the Company’s common stock on the trading day immediately preceding the applicable tranche completion date. As of June 30, 2026, the Company had received aggregate proceeds of $600,000 and issued an aggregate of 149,695 shares of common stock pursuant to the Subscription Agreement.

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

The Company has sole discretion to choose whether to make the payment in cash and/or the equivalent value in the Company’s common stock. On September 20, 2024, the Company issued 2,000 shares of its common stock equivalent to $1,380,000 to CLSB for software development. Upon completion of the software development, the Company will make the remaining payment of $620,000 in cash and/ or the equivalent value in the Company’s common stock. As of June 30, 2026 and 2025, the Company has offset $620,000 of the Collaboration deposits balance to CLSB against the remaining payment.

-	Octagram Investment Limited

On October 10, 2024, the Company entered into a service partnership agreement (the “Partnership Agreement”) with Octagram Investment Limited (“OCTA”), a Malaysian company, to establish a strategic partnership pursuant to the terms and conditions set forth in this Partnership Agreement. Pursuant to the Partnership Agreement, OCTA shall design, develop and deliver mini-game modules to be integrated into the ZCity App, an E-Commerce platform owned by the Company. In addition, OCTA shall customize the mini-game modules based on the Company’s detailed specification. The company agreed to pay a total consideration of (USD 2,800,000) (“Service Fees”) to OCTA and/or its nominees by using the Company shares. On March 25, 2025, the Company and OCTA amended the Partnership Agreement to increase the total service fee to $6,500,000, to be settled by issuing shares of the Company at a price equal to the volume-weighted average price (VWAP) over the thirty (30) trading days immediately preceding the payment date, or such other price as may be mutually agreed. As of June 30, 2026, the Company had issued 7,462 shares of its common stock to OCTA at a weighted average price of $565.0 per share.

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

On March 28, 2025, the Company and VGallant amended the Agreement to clarify the payment structure and to reflect the valuation of shares more accurately. Under the amended terms, the Company has sole discretion to settle the service fees in cash and/or through the issuance of shares. The fees are to be paid in two tranches: (i) a down payment of $8,000,000 upon execution of the Agreement, and (ii) the remaining $8,000,000 in twelve equal monthly installments commencing January 31, 2025. If paid in shares, the number of shares issued shall be based on the volume-weighted average price (VWAP) of the Company’s shares over the thirty (30) trading days immediately preceding the payment date or as otherwise mutually agreed. As of June 30, 2026, the Company had issued 21,523 shares of its common stock to V Gallant at a weighted average price of $548.8 per share.

-	Myviko Holding Sdn. Bhd.

On November 10, 2025, the Company entered into a service agreement (the “Digital Service Agreement”) with Myviko Holding Sdn. Bhd. (“Myyiko”) to provide services related to a digital currency wallet and exchange platform, pursuant to which the Company agreed to pay a total service fee of $5,000,000. Upon execution of the Digital Service Agreement, the Company was required to pay aggregate service fees of up to $3,500,000 through a combination of cash and equity consideration, including an initial cash payment of $100,000 (or such other lawful currency, as applicable). As of June 30, 2026, the Company had paid cash consideration of $1,199,393 and issued 154,545 shares of the Company’s common stock to Myyiko, with an aggregate fair value of approximately $3,400,000.

-	Nexe Cloud Limited.

On October 22, 2025, the Company entered into an agreement with Nexe Cloud Limited (the “Nexe”), pursuant to which Nexe agreed to sell and deliver an AI server to the Company for a total purchase price of $750,000. Under the agreement, Nexe is responsible for supplying the AI server and related documentation, while the Company is responsible for inspection, installation, and integration of the server into its operations. The purchase price consists of $280,000 payable in cash and the remaining balance of $470,000 to be satisfied through the issuance and allotment of the Company’s common stock. As of June 30, 2026, the Company had paid cash consideration of $280,000 and issued 26,112 shares of the Company’s common stock to Nexe with an aggregate fair value of $470,000.

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, Alumni Capital had purchased approximately $18.8 million worth of the Company’s common stock, totaling 644,956 shares. In connection with these purchases, as of June 30, 2026, the Company had outstanding warrants held by Alumni Capital to purchase up to 477,540 shares of the Company’s common stock (as adjusted, and subject to further adjustment), at a weighted-average exercise price of $5.07 per share (as adjusted, and subject to further adjustment), which expire on October 10, 2027. Both the exercise price and the number of shares issuable upon exercise of the warrant (as adjusted, and subject to further adjustment) are determined based on the contractual arrangement described above, whereby the exercise price is calculated using a fixed valuation of $8,500,000 divided by the number of outstanding shares at the time of exercise. The Purchase Warrants are being classified as liability instrument in accordance with ASC 480 as the Company will be issuing a variable number of shares upon exercised by the holders of the Purchase Warrants, and at inception, the obligation’s monetary value is based solely on a fixed monetary amount of $5,000,000 known at inception.

The Company records the fair value of the Purchase Warrants as a derivative liability at inception and recognized the changes in the values of these instruments in the consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”. For the year ended June 30, 2026 and 2025, the gain from change in fair value of derivative liabilities amounted to $5,378,137 and $1,816,917, respectively.

The fair value of the warrants issued to Alumni Capital which was determined on grant dates by using the Black Scholes model using the following assumptions: (1) expected volatility of 160.20% to 182.34%, (2) risk-free interest rate of 3.52% to 4.37%, (3) expected life of 2.0 years to 2.8 years, (4) exercise price of $1.17 to $5.15 and (5) stock price of $1.08 to $19.50 on grant date, the date of which the warrants were issued. Based on above assumption, the fair value of the warrants on grant date were estimated to be $13,247,339.

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

The fair value of the warrants issued to Alumni Capital which was determined on June 30, 2026 by using the Black Scholes model using the following assumptions: (1) expected volatility of 173.06%, (2) risk-free interest rate of 4.02%, (3) expected life of 1.3 years, (4) exercise price of $5.07 and (5) stock price of $3.91 on June 30, 2026. Based on above assumption, the fair value of the warrants was estimated to be $1,187,876.

Warrants outstanding as of June 30, 2026 are as follows:

	Shares	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)
Outstanding at June 30, 2024	2	$357,140	3.1
Granted	13,034	90	2.6
Adjustment*	19,961	(55.8)
Exercised	(9,813)	38.6	-
Outstanding at June 30, 2025	23,184	55.8	2.3
Granted	363,732	6.7	1.8
Adjustment*	389,947	(4.5)
Exercised	(299,323)	5.6
Outstanding at June 30, 2026	477,540	$5.1	1.3

*	Adjustment reflects the change in the number of shares issuable under the Purchase Warrant issued to Alumni Capital due to the contractual pricing mechanism based on outstanding shares. Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the warrants will be adjusted proportionally

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

On December 8, 2025, Alumni Capital exercised the Alumni Capital warrants to purchase 150,000 shares of the Company’s common stock at a weighted average exercise price of $9.05 per share generating gross proceeds of $1,357,577 to the Company.

On December 11, 2025, Alumni Capital exercised the Alumni Capital warrants on “cashless” basis while the Company’s had issued 149,323 shares of the Company’s common stock to Alumni Capital.

Upon exercise of above-mentioned warrants, the Company reduced the fair value of Alumni Capital warrants and increased the additional paid in capital by $4,614,985 and $249,424 for the year ended June 30, 2026 and 2025, respectively.

Stock-based compensation

-	Restricted stock

In October 2025, the Company adopted its 2025 Equity Incentive Plan (“EIP”) to attract, retain, and motivate key employees, officers, directors, and consultants by providing equity-based incentives aligned with the interests of the Company’s stockholders.

As of June 30, 2026, the Company had executed various executive employment agreements (the “Employment Agreements”) with certain individuals, pursuant to which such individuals were appointed as the Company’s executive officers. Under the terms of the Employment Agreements, each executive officer is entitled to receive a predetermined monetary value of the Company’s common stock as compensation. Depending on the terms of the respective Employment Agreement, the stock compensation either vests immediately or over a period of 12 or 24 months. Stock compensation for subsequent years is contingent upon performance.

The 2025 EIP provides for the grant of restricted stock awards (“Restricted Stock Awards”) to certain officers and key employees. Restricted Stock Awards generally vest either immediately or over 12 to 24 months service period, on a straight-line basis.  For the year ended June 30, 2026, the Company granted Restricted Stock Awards representing 152,739 shares of the Company’s common stock, which are subject to service-based vesting conditions. For certain awards, shares vest ratably over 12 months and only the unvested portion is subject to forfeiture upon termination. For other awards, all shares remain subject to forfeiture until completion of a 24-month service requirement.

For the year ended June 30, 2026, 142,744 shares of common stock were issued in connection with vested Restricted Stock Awards

The grant-date fair value of Restricted Stock Awards is determined based on the closing market price of the Company’s common stock on the date of grant.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Restricted Stock Award activity for the year ended June 30, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of June 30, 2025	-	$-
Granted	152,739	7.48
Vested	(145,587)	7.07
Forfeited	-	-
Outstanding as of June 30, 2026	7,152	$15.72

-	Fixed Value Equity Awards

The Company provides fixed value equity awards to certain employees as part of their compensation arrangements. These awards are accounted for as liability-classified awards under ASC 718, Compensation—Stock Compensation. The awards are subject solely to service-based vesting conditions and generally vest monthly over the applicable service period. Each award represents a fixed monetary amount that is settled in a variable number of shares of the Company’s common stock based on the applicable share price at each vesting date. During the year ended June 30, 2026, the Company issued 81,005 shares of common stock in settlement of vested employee awards. As of June 30, 2026, $177,079 was recorded in other payables and accrued liabilities for the unsettled portion of such awards.

On August 1, 2025, the Company entered into a consultant service agreement (the “Consultant Service Agreement”) with a third-party consultant (the “Consultant”) to provide strategic advisory services. As amended on November 1, 2025, the Consultant is entitled to monthly compensation of $25,000, payable partly in cash and partly in shares of the Company’s common stock. The stock-based portion represents a fixed monetary amount settled in a variable number of shares determined based on the 30-day volume-weighted average price preceding each month-end. During the year ended June 30, 2026, the Company issued 38,087 shares of common stock in settlement of amounts earned by the Consultant. As of June 30, 2026, $22,086 was recorded in other payables and accrued liabilities for the unsettled portion of the Consultant’s compensation.

The Company evaluated these fixed value equity arrangements under ASC 718 and determined that they represent liability-classified share-based payment awards because the Company has an obligation for a fixed monetary amount that is settled in a variable number of shares. Accordingly, the liability is remeasured at fair value at each reporting date until settlement. Because the obligation is fixed in monetary terms, the liability reflects the amount of compensation earned for services rendered.

For the year ended June 30, 2026 and 2025, the Company recognized $1,845,923 and $208,445 in stock-based compensation expense, respectively.

Common stock issued for prepaid consulting fee

On October 21, 2025 and October 27, 2025, the Company entered into service agreements with WeShare Management Sdn. Bhd. (“WeShare”) and Astute All Advisory Ltd. (“Astute”), respectively, pursuant to which WeShare and Astute agreed to provide management consultancy, business strategy, and advisory services to the Company. The WeShare agreement has a two-year term beginning October 21, 2025, and the Astute agreement has a 24-month term beginning October 27, 2025. The service fees under each agreement consist of total consideration of $1,500,000, payable through the issuance of the Company’s common stock. As of June 30, 2026, the Company had issued 83,334 and 88,236 shares to Astute and WeShare, respectively with an aggregate fair value of $1,500,000 for each agreement.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Income taxes

United States of America

The Company was incorporated in the State of Delaware and conducts operations through subsidiaries in multiple jurisdictions, with its principal business operations conducted in Malaysia. Management has determined that the United States represents the Company’s primary tax jurisdiction because the Company is incorporated in the United States and, as a U.S. corporation, is subject to U.S. federal income tax on its worldwide income, including certain income earned through its foreign subsidiaries.

As of June 30, 2026, the operations in the United States of America incurred $25,085,124 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income and can be used to offset up to 80% of taxable income for losses arising in tax years beginning after June 30, 2023. The deferred tax assets arising from these net operating losses as of June 30, 2026 and 2025 were $5,267,876 and $3,270,173, respectively, for which a full valuation allowance has been provided.

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

For the years ended June 30, 2026 and 2025, the Company’s foreign subsidiaries did not generate any income that is subject to Subpart F tax and GILTI tax.

Malaysia

TADAA Technologies, TADAA Capital, Tazte Technology and EVIX Technologies, and TADAA Ventures and Bowlcrafted through their disposal on February 10, 2026, are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of June 30, 2026, the operations in Malaysia incurred $24,997,967 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income. The deferred tax assets arising from these net operating losses as of June 30, 2026 and 2025 were $5,999,512 and $5,404,721, respectively, for which a full valuation allowance has been provided.

The United States and foreign components of (loss) income before income taxes were comprised of the following:

	For the years ended
	June 30,
	2026	2025
Tax jurisdictions from:
- Domestic – United States	$(8,402,085)	$(22,542,326)
- Foreign – Malaysia & others	(2,485,497)	(485,675)
Loss before income tax	$(10,887,582)	$(23,028,001)

The provision for income taxes consisted of the following:

	For the years ended
	June 30,
	2026	2025
Tax jurisdictions from:
- Domestic – United States	$200,000	$349,487
- Foreign – Malaysia	-	-
Provision for income taxes	$200,000	$349,487

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As further described in Note 2, Recently Issued Accounting Standards, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table reconciles the United States statutory rates to the Company’s effective tax rate for the year ended June 30, 2026 in accordance with the guidance in ASU No. 2023-09:

	For the Years Ended June 30, 2026
	$	%

U.S. statutory rate	2,286,392	21.0%

Differential of Malaysia and others statutory tax rate	74,349	0.7%

Permanent difference	180,041	1.7%
Change in valuation allowance	(2,740,782)	(25.2)%
Income tax expense (benefit) and effective tax rate	(200,000)	(1.8)%

The following table reconciles the United States statutory rates to the Company’s effective tax rate for the year ended June 30, 2025:

For the years ended
June 30,
2025
U.S. statutory rate	21.0%
Differential of Malaysia statutory tax rate	0.1%
Change in valuation allowance	(22.5)%
Permanent difference	(0.1)%
Effective tax rate	(1.5)%

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of June 30, 2026	As of June 30, 2025

Deferred tax assets:
Net operating loss carry forwards in U.S.	$5,267,876	$3,270,173
Net operating loss carry forwards in Malaysia	5,999,512	5,404,721
Allowance for credit losses	958,044	261,186
Gain from disposal of subsidiaries	(212,935)	-
Long-live assets impairment	4,738,058	4,098,634
Change in fair value of derivative liabilities	(1,356,612)	(381,553)
Less: valuation allowance*	(15,393,943)	(12,653,161)
Deferred tax assets	$-	$-

*	Change in valuation allowance was amounted to $2,740,782 and $5,232,003 for the year ended June 30, 2026 and 2025, respectively.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As further described in Note 2, Recently Issued Accounting Standards, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table presented presents income taxes paid, net of refunds, disaggregated by jurisdiction for the years ended June 30, 2026 in accordance with the guidance in ASU No. 2023-09:

For the Year Ended June 30,
2026

United States	$121,200
Malaysia	-
Total income taxes paid, net of refunds	$121,200

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2026 and 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the year ended June 30, 2026 and 2025

Note 18 – Concentrations of risks

(a)	Major customers

For the year ended June 30, 2026, no customer accounted for 10.0% or more of the Company’s total revenues. For the years ended June 30, 2025, one customer accounted for approximately 63.5% or more of the Company’s total revenues.

As of June 30, 2026, two customers accounted for approximately 86.0% and 13.4% of the total balance of accounts receivable, respectively. As of June 30, 2025, one customer account for approximately 92.3% of the total balance of accounts receivable, respectively

(b)	Major vendors

For the years ended June 30, 2026, one vendor accounted for approximately 97.7% of the  Company’s total purchases. For the years ended June 30, 2025, two vendors accounted for approximately 52.7% and 41.2% of the  Company’s total purchases.

As of June 30, 2026, three vendors accounted for approximately 48.8%, 21.8%, and 15.8% of the total balance of accounts payable. As of June 30, 2025, three vendors accounted for approximately 46.7%, 20.9%, and 15.1% of the total balance of accounts payable.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2026 and 2025, $1,590,873 and $236,657 were deposited with financial institutions or fund received from customer being held in third party platform’s fund account, $830,937 and $31,115 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable and other receivables. The Company believes the concentration of credit risk in its accounts receivable and other receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for a provision for estimated credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Note 19 – Leases

As of June 30, 2026 and 2025, the Company has engaged in multiple offices leases which were classified as operating leases. The Company occupies various offices under operating lease agreements with a term shorter than twelve months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

Operating lease expense for the years ended June 30, 2026 and 2025 were $4,375, and $4,375, respectively.

As of June 30, 2026 and 2025, the weighted-average lease term is 3.0 and 2.3  years for the remaining leases, respectively. Weighted-average discount rated related to leases were 3.24% and 6.0% as of June 30, 2026 and 2025, respectively.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s lease liabilities under the remaining operating leases as of June 30, 2026 is as follows:

June 30,
2027	$43,116
2028	47,036
2029	47,037
Total undiscounted lease payments	137,189
Less imputed interest	(6,708)
Total lease liabilities	$130,481

Note 20 – Segment information

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

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize the Company’s segment information for the year ended June 30, 2026 and 2025.

	For the Years Ended June 30, 2026
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$5,169,784	$-	$5,169,784

Less:
Cost of revenue	(5,161,042)	-	(5,161,042)
Segment gross profit	$8,742	$-	8,742

Less:
Advertising	(1,207,891)	-	(1,207,891)
Payment transaction fee	(55,231)	-	(55,231)
Long-live assets impairment	(3,044,877)	-	(3,044,877)
Provision for credit loss	(2,762,951)	(671,818)	(3,434,769)
Other marketing expense	(898)	-	(898)
Salaries	(756,525)	-	(756,525)
Depreciation and amortization	(5,554)	-	(5,554)
Office expense	(121,505)	-	(121,505)
Research and development	(1,646,230)	-	(1,646,230)
Gain from disposal of subsidiaries	1,013,977	-	1,013,977
Other segment item	(35,955)	-	(35,955)
Segment (loss) income	(8,614,898)	(671,818)	(9,286,716)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			(3,149,265)
D&O insurance			(69,544)
Stock based compensation			(1,845,923)
Other corporate expenses			(1,179,271)
Change in fair value of derivative assets and liabilities			4,643,137
Net loss before income taxes			$(10,887,582)

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended June 30, 2025
	ZCITY Platform	Customized Software development service	Total

Revenue from external customers	$850,557	$1,480,000	$2,330,557

Less:
Cost of revenue	206,106	454,626	660,732
Segment gross profit	$644,451	$1,025,374	1,669,825

Less:
Advertising	99,656	-	99,656
Payment transaction fee	17,513	-	17,513
Long-live assets impairment	19,517,303	-	19,517,303
Share-based compensation adjustment	2,726,545	-	2,726,545
Other marketing expense	12,298	-	12,298
Salaries	547,816	-	547,816
Depreciation and amortization	895,998	-	895,998
Office expense	120,546	-	120,546
Research and development	215,900	-	215,900
Unrealized holding loss on marketable securities	170,817	-	170,817
Interest expense	4,999	-	4,999
Segment (loss) income	(23,684,940)	1,025,374	(22,659,566)

Reconciliation of profit or loss
Less: Unallocated amounts
Professional fees			1,127,236
D&O insurance			64,565
Stock based compensation			208,445
Other corporate expenses			785,106
Change in fair value of derivative liabilities			(1,816,917)
Net loss before income taxes			$(23,028,001)

Other Significant Items:

	For the Years Ended June 30, 2026
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$1,052,587	$-	$1,052,587

	For the Years Ended June 30, 2025
	ZCITY Platform	Customized Software development service	Total

Capital expenditure	$14,818	$-	$14,818

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated information of revenues by regions are as follows:

	For the Years Ended June 30, 2026
	ZCITY Platform	Customized Software development service	Total

Malaysia	$5,169,784	$-	$5,169,784
United States	-	-	-
Total revenue	$5,169,784	$-	$5,169,784

	For the Years Ended June 30, 2025
	ZCITY Platform	Customized Software development service	Total

Malaysia	$850,557	$-	$850,557
United States	-	1,480,000	1,480,000
Total revenue	$850,557	$1,480,000	$2,330,557

Note 21 – Commitments and contingencies

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

Note 22 – Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2026 up through October 13, 2026, the date the Company issued these consolidated financial statements.

Acquisition of Contro Limited

On July 1, 2026, the Company, through its wholly owned subsidiary, TADAA Limited, completed the acquisition of 100% of the issued and outstanding shares of Contro Limited (“Contro”), a Hong Kong incorporated company, for total cash consideration of $20,000. Contro is a dormant company whose principal asset is a Money Service Business registration with the Financial Transactions and Reports Analysis Centre of Canada (“FINTRAC”).

Proposed Acquisition of Cigar Secret Sdn. Bhd.

On July 20, 2026, the Company entered into a Share Sale Agreement to acquire 149,880 ordinary shares of Cigar Secret Sdn. Bhd. (“Cigar Secret”), representing 80% of Cigar Secret’s enlarged share capital, for aggregate consideration of $612,445. Of the total purchase consideration, $551,200 is payable as a deposit upon execution of the agreement and has been settled through the issuance of 149,267 shares of the Company’s common stock at a price of $3.69 per share. The remaining $61,245 is payable in accordance with the terms of the agreement. The completion of the acquisition is subject to the satisfaction or waiver of certain conditions precedent.

Enter into Software Development Agreement

On August 26, 2026, the Company entered into three separate Software Development Agreements with Mestiz Technology Sdn. Bhd., E Agro Digital Sdn. Bhd. and Add2Cart Commerce Pte. Ltd. for the development of a Lifestyle Membership and Experience Platform. The aggregate contract consideration is $3,000,000, consisting of $1,000,000 under each agreement, payable based on specified milestones in cash, shares of the Company’s common stock, or a combination thereof at the Company’s discretion.

TREASURE GLOBAL INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 11, 2026, the Company entered into an additional Software Development Agreement with Mestiz Technology Sdn. Bhd. for the development and implementation of a centralized Power BI business intelligence platform for the Company and its subsidiaries. The total contract consideration is $2,000,000, payable based on specified milestones in cash, shares of the Company’s common stock, or a combination thereof at the Company’s discretion.

In connection with these agreements, the Company issued an aggregate of 868,720 shares of common stock, consisting of 233,645 shares to Add2Cart Commerce Pte. Ltd., 233,645 shares to E Agro Digital Sdn. Bhd. and 401,430 shares to Mestiz Technology Sdn. Bhd.

Termination and Replacement of Software Enhancement Agreement

On August 17, 2026, the Company and Apexcode Innovations Sdn. Bhd. mutually agreed to terminate the Software Enhancement Agreement dated March 11, 2026. Apexcode had completed and delivered the Phase 1 deliverables, which were accepted by the Company, and the Company waived its right to a refund of the $955,414 first milestone payment. On the same date, the Company entered into a Software Enhancement Agreement with Keen Success Technology Ltd. for the continued development and enhancement of the Tazte Apps platform for total consideration of $2,000,000, payable in cash, shares of the Company’s common stock, or a combination thereof based on specified milestones.

Sale of Contractual Rights in V Gallant and RG Shares

On August 20, 2026, the Company entered into separate sale and purchase agreements to sell its rights and interests in 1,300,000 ordinary shares of V Gallant Limited and 700,000 ordinary shares of Reveillon Group Limited held in escrow for aggregate consideration of $5,200,000 and $1,400,000, respectively. The respective purchase prices are payable over 36 monthly installments commencing September 1, 2026. The underlying shares will continue to be held by the escrow agent as security until the respective purchase prices are paid in full.

Software Development Agreements

On August 26, 2026, the Company entered into three separate Software Development Agreements with Mestiz Technology Sdn. Bhd., E Agro Digital Sdn. Bhd. and Add2Cart Commerce Pte. Ltd. for the development of a Lifestyle Membership and Experience Platform. The aggregate contract consideration is $3,000,000, consisting of $1,000,000 under each agreement, payable based on specified milestones in cash, shares of the Company’s common stock, or a combination thereof at the Company’s discretion.

On September 11, 2026, the Company entered into an additional Software Development Agreement with Mestiz Technology Sdn. Bhd. for the development and implementation of a centralized Power BI business intelligence platform for the Company and its subsidiaries. The total contract consideration is $2,000,000, payable based on specified milestones in cash, shares of the Company’s common stock, or a combination thereof at the Company’s discretion.

In connection with these agreements, the Company issued an aggregate of 868,720 shares of common stock, consisting of 233,645 shares to Add2Cart Commerce Pte. Ltd., 233,645 shares to E Agro Digital Sdn. Bhd. and 401,430 shares to Mestiz Technology Sdn. Bhd.

Equity Financing

Subsequent to June 30, 2026 and through the date of issuance of these consolidated financial statements, the Company raised additional capital through its existing equity financing arrangements. The Company issued and sold 1,910,581 shares of common stock under its at-the-market offering and received aggregate net proceeds of $2,387,510, net of placement fees. In addition, the Company received the remaining $600,000 of proceeds under the subscription agreement entered into on May 26, 2026 and issued an additional 155,164 shares of common stock.

Settlement of Stock-Based Compensation Awards

Subsequent to June 30, 2026 and through the date of issuance of these consolidated financial statements, the Company issued an aggregate of 48,586 shares of common stock in settlement of vested stock-based compensation awards under the Company’s stock-based compensation arrangements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of June 30, 2026 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the year ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Chong Chan “Sam” Teo	43	Acting Chief Executive Officer and Executive Director
Pusparajan a/l Vadiveloo	34	Chief Financial Officer
Kok Pin “Darren” Tan	43	Director
Wei Ping Leong	49	Director
Tengku Dato’ Musahiddin Shah	42	Director
Chan Meng Chun	54	Executive Director
Y. Bhg. Datin Nurfatin Binti Mufti	42	Director
Carlson Thow	33	Executive Director

Chong Chan ’Sam’ Teo is our Acting Chief Executive Officer and Executive Director. Mr. Teo previously served as the Company’s Chief Executive Officer from July 2020 to June 2024. He was appointed as Executive Director and Head of Operations on October 22, 2025 and was promoted to Acting Chief Executive Officer effective April 1, 2026. Mr. Teo is a seasoned corporate strategist known for building high-performance teams and driving organizational innovation. His career includes key leadership roles such as former CEO of the Company, Director of Business Development at ZCITY, and Managing Director of Modes Cube Sdn Bhd. Across these positions, he led strategic planning, business development, capital budgeting, and operational optimization to scale multiple digital-first businesses. Mr. Teo earned a Bachelor’s Degree in Quantity Surveying from Sheffield Hallam University and a Diploma in Quantity Surveying from Tunku Abdul Rahman College.

Pusparajan a/l Vadiveloo is our Chief Financial Officer. Mr. Pusparajan was promoted from Financial Controller to Chief Financial Officer effective December 17, 2025. He has over 11 years of experience in accounting and finance, with expertise in the information technology, telecommunications, and manufacturing industries. Prior to joining the Company, Mr. Pusparajan served as the Manager of Finance and Administration at Longbow Solutions Sdn. Bhd., where he was responsible for financial management, banking and treasury functions, cash flow oversight, financial reporting, compliance matters, and administrative operations. Before that, he served as the Assistant Manager of Accounts and Treasury at Smart Glove Corporation Sdn. Bhd. He holds a Bachelor’s degree in Accounting (Honours) from Universiti Tenaga Nasional and is a member of the Malaysian Institute of Accountants (MIA).

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

Chan Meng Chun, from May 2022 to September 2022, was the Chief Financial Officer for Ikhasas Group of companies handling overall corporate finance including potential IPO, fund raising, banking, tax and accounts. From January 2022 to May 2022, he was the Head of Group Treasury for Sime Darby Plantation Bhd, a public listed company in palm oil upstream and downstream. At Sime Darby Mr. Chan Meng Chun managed group cashflow, including banking facilities, worked on group inter-company reconciliations, financial reports and budget and cashflow plans. From July 2020 to February 2021, Mr. Chan, Meng Chun served as Group Deputy CEO/Group Chief Financial Officer for Smart Glove Holding Sdn Bhd, a Malaysia company that manufactures and export gloves globally. At Smart Glove, Mr. Chan Meng Chun helped the company reorganize and prepare for a potential initial public offering, was involved with financial planning, analysis and treasury among other things. From November 2015 to June 2020 Mr. Chan Meng Chun served as Chief Financial Officer for TS Global Network Sdn Bhd, a member company of PT Telkom Indonesia. At TS Global, Mr. Chan Meng Chun completed restructuring and turnaround of cashflow, lead successful adoption of MFRS standards. Prior to this from April 2013 to November 2015, he was a Chief Financial Officer for a public listed company, Pasukhas Group Bhd. He was with Carimin Group of Companies from May 2000 to Aug 2012 before leaving as Group Financial Controller. Mr. Chan Meng Chun received his Advance Diploma in Accounting from Institute of Financial Accountants (United Kingdom) in 2007 and a Master’s Degree in Finance and Accounting from University of Wales in 2014. Mr. Chan Meng Chun is a fellow member of the Institute of Public Accountants (Australia) and fellow member of the Institute of Financial Accountants (United Kingdom). Mr. Chan Meng Chun and the Company entered into an executive employment agreement dated as of September 26, 2025 (the “Agreement”), pursuant to which Mr. Chan Meng Chun was appointed as the executive director of the Company, effective as of September 26, 2025. Mr. Chan Meng Chun is entitled to receive a total of $120,000 worth of shares of common stock of the Company on an annual basis, issued prorated on a monthly basis, calculated based on the Volume Weighted Average Price (VWAP) of the Company’s shares for the respective month of issuance. In addition, Mr. Chan Meng Chun is entitled to receive an aggregate of 199,912 shares of common stock upon completion of three (3) months of services with the Company, subject to applicable vesting schedules and other restrictions, in accordance with the Company’s equity compensation plan. During the term of the Agreement, either party may terminate the Agreement by providing one hundred twenty (120) days’ written. For a period of six (6) months following termination, Mr. Chan Meng Chun shall not be (unless with the approval of Board), either alone or in association or partnership with or as an employee, principal, agent, director, manager, member, shareholder, unit-holder, beneficiary or trustee of, as a consultant or adviser to any person or otherwise, or directly or indirectly engaged or concerned with or interested in any other business which is in any respect in competition with or similar to any part of the business carried out by the Company.

Y. Bhg. Datin Nurfatin Binti Mufti has been an Independent Director since October 2025. Datin Nurfatin brings more than fifteen years of experience in the construction, retail, and food & beverage sectors. From 2006 to 2012, she served as a Quantity Surveyor for several Malaysian construction firms, overseeing project cost control, procurement, and contract administration. In 2012, she founded and managed a construction contracting company. In 2016, she ventured into the food and beverage retail industry, subsequently founding Kampung Fresh Market Sdn. Bhd., a grocery and fresh-food retail company specializing in seafood and premium household groceries, which expanded to multiple outlets across Selangor. She also spearheaded diversification into manufacturing and export, focusing on ready-to-eat meals, sambal condiments, and snack products. Datin Nurfatin holds a Diploma and Bachelor’s Degree in Quantity Surveying from Universiti Teknologi MARA (UiTM) Shah Alam, a Master’s Degree in Facilities Management, and is presently pursuing a Ph.D. in Facilities Management at UiTM.

Tengku Dato’ Musahiddin Shah Bin Tengku Dato’ Seri Samad Shah Alhaj has been a Non-Executive Director since May 2026. Tengku Dato’ Musahiddin Shah previously served as Chief Executive Officer of Primus Jems Sdn Bhd, and Director of Ropequest Sdn Bhd, where he demonstrated a consistent track record of driving growth, improving operational efficiency, and positioning the business for sustained development. He remains actively involved in community and youth development initiatives in Selangor, including serving on the Board Trustee of SAY Community. Over the years, Tengku Dato’ Musahiddin Shah has operated at the intersection of government, institutions, and the private sector, managing engagements requiring a high degree of discipline, discretion and alignment among multiple stakeholders. Through his appointment, the Company is expected to benefit from his extensive experience in navigating government-related frameworks and stakeholder ecosystem in Malaysia. Tengku Dato’ Musahiddin Shah holds a Bachelor of Mass Communication (Public Relations) from Murdoch University, Australia.

Carlson Thow has been a Director since July 2024. Mr. Thow previously served as the Company’s Chief Executive Officer from June 2024 to March 2026. Mr. Thow served as Chief Legal Officer of VCI Global Limited (NASDAQ: VCIG) from July 2022 until June 2024. Prior to that, Mr. Thow practiced law as a Senior Associate with Zaid Ibrahim & Co. from 2019 to 2022, and as Legal Associate with Martin Cheah & Associates from 2018 to 2019. Mr. Thow graduated with a Bachelor of Laws from the University of Northumbria at Newcastle in 2014, a Master of Laws from the University of Malaya in 2016 and a Master of Business Administration from Lancaster University in 2021.

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

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of seven directors, four of whom qualify as “independent” under the listing standards of Nasdaq.

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

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our Board has determined that Kok Pin “Darren” Tan, Wei Ping Leong, Y. Bhg. Datin Nurfatin Binti Mufti and Tengku Dato’ Musahiddin Shah are independent directors of the Company.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

We have established an audit committee consisting of Kok Pin “Darren” Tan, Wei Ping Leong, Datin Nurfatin Binti Mufti and Tengku Dato’ Musahiddin Shah. Wei Ping Leong is the Chairman of the audit committee. In addition, our Board has determined that Wei Ping Leong is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a compensation committee of the Board to consist of Kok Pin “Darren” Tan, Wei Ping Leong, Y. Bhg. Datin Nurfatin Binti Mufti and Tengku Dato’ Musahiddin Shah, each of whom is an independent director. The chair of the compensation committee is Y. Bhg. Datin Nurfatin Binti Mufti. Each member of our compensation committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee consisting of Kok Pin “Darren” Tan, Wei Ping Leong and Y. Bhg. Datin Nurfatin Binti Mufti. The nominating and corporate governance committee’s duties, which are specified in our Nominating and Corporate Governance Audit Committee Charter, include, but are not limited to:

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

Code of Ethics

Our Board adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our other directors, executive officers, significant employees or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2025 were timely filed.

Item 11. Executive Compensation

Summary Compensation Table

The following table illustrates the compensation paid by the Company to its executive officers. The disclosure is provided for the fiscal years ended June 30, 2026 and 2025. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended June 30,	Salary(1) ($)	Total ($)
Carlson Thow(2)	2026	$153,154	$153,154
Former Chief Executive Officer	2025	$66,273	$66,273

Chong Chan “Sam” Teo(3)	2026	$410,806	$410,806
Acting Chief Executive Officer	2025	$—	$—

Chan See Wah(4)	2026	$71,227	$71,227
Former Chief Financial Officer	2025	$28,066	$28,066

Pusparajan a/l Vadiveloo(5)	2026	$168,371	$168,371
Chief Financial Officer	2025	$—	$—

(1)	Salaries were paid in Malaysian Ringgits, and U.S. dollar amounts are approximate.

(2)	Mr. Thow resigned as the Chief Executive Officer of the company on March 31, 2026.

(3)	Mr. Teo was appointed as the acting Chief Executive Officer on April 1, 2026.

(4)	Ms. Chan resigned as the Chief Financial Officer of the Company on December 31, 2025.

(5)	Mr. Pusparajan a/l Vadiveloo was appointed as the Chief Financial Officer on December 17, 2025.

Employment Agreements.

Chong Chan “Sam” Teo Employment Agreement

Mr. Chong Chan “Sam” Teo and the Company previously entered into an employment agreement dated as of October 22, 2025 (the “Agreement”), pursuant to which Mr. Chong Chan “Sam” Teo was appointed as Executive Director and Head of Operations of the Company. Pursuant to the Agreement, Mr. Chong Chan “Sam” Teo is entitled to receive a monthly remuneration of RM 10,000.00. In addition, Mr. Chong Chan “Sam” Teo is entitled to receive a $120,000 worth of shares of common stock of the company on an annual basis, subject to applicable vesting schedules and other restrictions, in accordance with the Company’s equity compensation plan. During the term of the Agreement, either party may terminate the Appointment Letter Agreement by providing two (2) months’ written notice or salary in lieu of such notice to the other party. Upon termination, Mr. Chong Chan “Sam” Teo will be subject to a one-year non-solicitation period concerning the hiring of the Company’s employees and the solicitation of its clients, among other restrictions. On April 1, 2026, Mr. Chong Chan “Sam” Teo was promoted to Acting Chief Executive Officer and entitled to an adjusted monthly base salary of RM 22,000.00 and the entitlement of equity compensation remain unchanged.

Pusparajan a/l Vadiveloo Employment Agreement

Mr. Pusparajan a/l Vadiveloo and the Company previously entered into an employment agreement dated as of September 29, 2025 (the “Agreement”), pursuant to which Mr. Pusparajan a/l Vadiveloo was appointed as the financial controller of the Company. Pursuant to the Agreement, Mr. Pusparajan a/l Vadiveloo is entitled to receive a monthly remuneration of RM 12,500.00. In addition, Mr. Pusparajan a/l Vadiveloo is entitled to a total of $50,000 worth of shares of common stock of the Company on an annual basis, subject to applicable vesting schedules and other restrictions, in accordance with the Company’s equity compensation plan. During the term of the Agreement, either party may terminate the Appointment Letter Agreement by providing two (2) months’ written notice or salary in lieu of such notice to the other party. Upon termination, Mr. Pusparajan a/l Vadiveloo will be subject to a one-year non-solicitation period concerning the hiring of the Company’s employees and the solicitation of its clients, among other restrictions.

In connection with the Appointment, Mr. Pusparajan a/l Vadiveloo will continue to be compensated pursuant to the terms of the existing Agreement. No new compensatory plan, arrangement, or agreement has been entered into in connection with this Appointment, and no material changes have been made to the terms of the Agreement.

Outstanding Equity Awards at June 30, 2026

During the fiscal year ended June 30, 2026, we did not grant any stock options.

Director Compensation Table

The following table illustrates the compensation paid by the Company to its directors. Only the independent directors are entitled to receive board compensation. The disclosure is provided for the fiscal year ended June 30, 2026.

Name	Salary per director ($)	Total per director ($)
Kok Pin “Darren” Tan	$14,705	$14,705
Wei Ping Leong	$14,705	$14,705
Wai Kuan Chan	$12,255	$12,255
Tengku Dato’ Musahiddin Shah	$4,902	$4,902
Y. Bhg. Datin Nurfatin Binti Mufti	$6,610	$6,610

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of September 27, 2026 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws.

The information contained in this table is as of September 27, 2026. At that date, 3,634,484 shares of our common stock were outstanding.

Name and Address of Beneficial Owner(1)	Title	Beneficially owned	Percent of Class
Officers and Directors
Carlson Thow	Former Chief Executive Officer and Executive Director	—	—
Pusparajan a/l Vadiveloo	Chief Financial Officer	37,968	1.05%
Kok Pin “Darren” Tan	Director	—	—
Wei Ping Leong	Director	—	—
YDM Tengku Dato’ Musahiddin Shah Bin Tengku Dato’ Seri Abdul Samad Shah Alhaj	Director	—	—
Chong Chan “Sam” Teo	Executive Director	60,470	1.76%
Chan Meng Chun	Executive Director	57,407	1.58%
Y. Bhg. Datin Nurfatin Binti Mufti	Director	—	—

Officers and Directors as a Group (total of 8 persons)		155,845	4.39%

*	Less than 1%.

(1)	Unless otherwise indicated, the principal address of the named directors and directors and 5% stockholders of the Company is care of Treasure Global Inc., 276 5th Avenue, Suite 704 #739, New York, New York 10001.

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

 On October 30, 2023, the Company issued a total of 25,954 restricted shares of common stock to the Company’s Former Chief Executive Officer, Chong Chan “Sam” Teo, and Director, Kok Pin “Darren” Tan (collectively, the “Creditors”) in exchange for the cancellation of $321,562 in aggregate indebtedness owed to the Creditors.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Effective July 3, 2023, WWC, P.C. (“WWC”) was served as the Company’s independent registered public accounting firm during the fiscal years ended June 30, 2026 and 2025.

Audit services provided by WWC, P.C. for fiscal year ended June 30, 2026 and 2025 included the examination of the consolidated financial statements of the Company, and service related to period filing made with the SEC.

Audit Fees

WWC’s audit fee for the year ended June 30, 2026 and 2025 was $205,000 and $180,000, respectively.

Audit Related Fees

WWC’s audit related fee for the year ended June 30, 2026 and 2025 was$8,000 and $24,000, respectively.

All Other Fees

WWC’s all other fees relate to review of quarterly financial statements for the year ended June 30, 2026 and 2025 was $66,000 and $60,000, respectively.

Tax Fees

WWC’s tax fees for the year ended June 30, 2026 and 2025 were $0.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2026 and 2025 for professional services rendered by the principal accountant for the audit of our annual financial statements included in this and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended June 30,
	2026	2025
Audit Fees	$205,000	$180,000
Audit-Related Fees(1)	$8,000	$24,000
Tax Fees	-	-
All Other Fees	$66,000	60,000
Total	$279,000	$264,000

(1)	Fees incurred in conjunction with consents and service performed for various registration statements filed during the year ended June 30, 2026.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us for the 2026 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.2	Bylaws of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.3	Amendment to Certificate of Incorporation of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
3.4	Certificate of Amendment to Certificate of Incorporation of Treasure Global Inc (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 8, 2025).
4.1	Form of Underwriter Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022).
4.2	Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), filed on December 1, 2023)
10.1	Sale and Purchase Agreement between Treasure Global Inc. and Nexe Cloud Limited dated October 22, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 24, 2025).
10.2	Service Agreement between Treasure Global Inc. and Weshare Management SDN BHD dated October 21, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 24, 2025).
10.3	Form of Executive Employment Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 28, 2025).
10.4	Form of Letter of Appointment for A Non-Executive Director (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 28, 2025).
10.5	Management Consultancy Agreement between Treasure Global Inc. and Astute All Advisory Ltd dated October 27, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 29, 2025).
10.6	Marketing Consultancy Agreement between Treasure Global Inc. and Pepe Cemerlang Marketing dated October 24, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on October 30, 2025).
10.7	Service Agreement between Treasure Global Inc. and Myviko Holding Sdn Bhd dated November 10, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on November 12, 2025).
10.8	Lock-Up Agreement among Treasure Global Inc. and Certain Stockholders dated November 14, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on November 21, 2025).
10.9	Letter Agreement between Treasure Global Inc. and Tee Chee Siong dated November 18, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on November 21, 2025).

10.10	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 15, 2025).
10.11	Form of Placement Agency Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 15, 2025).
10.12	Employment Agreement dated September 29, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 17, 2025).
10.13	Share Sale Agreement dated December 22, 2025 by and between Treasure Global Inc. and Maison de Cuisine Sdn. Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on December 29, 2025).
10.14	Supplemental Letter agreement between Treasure Global Inc and V Gallant SDN BHD dated December 26, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on January 2, 2026).
10.15	At The Market Issuance Offering Agreement by and between Treasure Global Inc. and Kingswood Capital Partners, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on February 3, 2026).
10.16	Supplemental Agreement to Management Consultancy Agreement by and between Treasure Global Inc. and Astute All Advisory dated January 30, 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on February 3, 2026).
10.17	Software Enhancement Agreement Dated March 11, 2026 between TADAA Technologies Sdn Bhd and Apexcode Innovations Snd Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on March 12, 2026).
10.18	Letter of Appointment dated as of May 1, 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on May 5, 2026).
10.19	Subscription Agreement, dated May 26, 2026, by and between Treasure Global Inc and Legacy Trustee Berhad (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on May 29, 2026).
10.20	Software Development Agreement, dated June 3, 2026, by and between Treasure Global Inc and Nexe Cloud Limited (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on June 3, 2026).
10.21	Share Sale Agreement, dated July 20, 2026, by and among Wong Lai Hoong, Chan Chee Kae, Angie Wong Lai Mun, Ong Si Zhong and Tadaa Capital Sdn. Bhd. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on July 21, 2026).
10.22	Software Enhancement Agreement, dated August 17, 2026, between Treasure Global Inc and Keen Success Technology Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on August 18, 2026).
10.23	Mutual Termination Agreement, dated August 17, 2026, between TADAA Technologies Sdn. Bhd. and Apexcode Innovations Sdn. Bhd. Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on August 18, 2026).
10.24	Form of Sale and Purchase Agreement, dated August 20, 2026, by and among Treasure Global Inc, Hung Dat Group Trade Limited and Chua Tze Ping (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on August 20, 2026).
10.25	Form of Sale and Purchase Agreement, dated August 20, 2026, by and among Treasure Global Inc, New Year Holdings Limited and Chua Tze Ping (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on August 20, 2026).
10.26	Form of Software Development Agreement, dated August 26, 2026, by and between Treasure Global Inc and each of Mestiz Technology Sdn Bhd, E Agro Digital Sdn Bhd, and Add2Cart Commerce Pte Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on August 26, 2026).
10.27	Form of Software Development Agreement between the Company and Mestiz Technology Sdn Bhd (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-41476), originally filed on September 14, 2026).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-264364), filed on August 1, 2022.).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Executive Compensation Clawback Policy effective November 29, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K/A (File No. 001-41476), originally filed on October 16, 2025)
101	Interactive Data Files
101.INS	XBRL Instance Document (Filed herewith)
101.SCH	XBRL Instance Document (Filed herewith)
101.CAL	XBRL Calculation Linkbase Document (Filed herewith)
101.DEF	XBRL Definition Linkbase Document (Filed herewith)
101.LAB	XBRL Label Linkbase Document (Filed herewith)
101.PRE	XBRL Presentation Linkbase Document (Filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

#	Indicates management or compensation plan or arrangement

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2026	TREASURE GLOBAL INC.

	By:	/s/ Chong Chan “Sam” Teo
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

Signature	Title	Date

/s/ Chong Chan “Sam” Teo	Acting Chief Executive Officer and Executive Director	October 13, 2026
Chong Chan “Sam” Teo	(Principal Executive Officer)

/s/ Pusparajan a/l Vadiveloo	Chief Financial Officer	October 13, 2026
Pusparajan a/l Vadiveloo	(Principal Financial and Accounting Officer)

/s/ Kok Pin “Darren” Tan	Director	October 13, 2026
Kok Pin “Darren” Tan

/s/ Wei Ping Leong	Director	October 13, 2026
Wei Ping Leong

/s/ Tengku Dato’ Musahiddin Shah	Director	October 13, 2026
Tengku Dato’ Musahiddin Shah

/s/ Chan Meng Chun	Director	October 13, 2026
Chan Meng Chun

/s/ Y. Bhg. Datin Nurfatin Binti Mufti	Director	October 13, 2026
Y. Bhg. Datin Nurfatin Binti Mufti

/s/ Carlson Thow	Director	October 13, 2026
Carlson Thow